Form 10-K
period 1996-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1996-06-24
CIK 748847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
- - --- OF 1934

For the fiscal year ended March 25, 1996

                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - --- ACT OF 1934

                         Commission File Number 0-13782


              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
              ---------------------------------------------------
           (Exact names of registrant as specified in their charter)

        Massachusetts                                  13-3228969
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

    625 Madison Avenue, New York, New York                             10022
- - ----------------------------------------------                      -----------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

    None

Securities registered pursuant to Section 12(g) of the Act:

    Title of Class
    --------------
    Initial Limited Partnership Interests

    Title of Class
    --------------
    Additional Limited Partnership Interests

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                     DOCUMENTS INCORPORATED BY REFERENCE
    None

                                    PART I

Item 1. Busine(section)

General

    Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), a Delaware corporation, Related Beta Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("C/R Special"), a Massachusetts limited partnership. The general partners of Cambridge/Related Associates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See
Item 10, Directors and Executive Officers of the Registrant, below.

    Effective May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties Limited Partnership.

    On August 9, 1984, pursuant to a prospectus dated August 9, 1984 as supplemented by the supplements thereto dated September 7, 1984, October 5, 1984 and November 20, 1984 (as so supplemented the "Prospectus"), the Partnership commenced a public offering (the "Offering", as so supplemented). Pursuant to the Offering, the Partnership issued 6,674 Units in 1984, each Unit consisting of one Initial Limited Partnership Interest and one Warrant to purchase an Additional Limited Partnership Interest during the period from January 1, 1985 through January 25, 1985, and 5,400 Additional Limited Partnership Interests in 1985. The Partnership received $53,754,300 (net of offering expenses and sales commissions of $6,615,700) as a result of the Offering. The Offering was completed in March 1985 and no further issuance of Additional Limited Partnership Interests is anticipated.

    The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, including, without limitation, mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives are, to:

    (1) provide current tax benefits in the form of tax losses which Limited Partners may use to offset taxable income from other sources;

    (2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

    (3) provide cash distributions from sale or refinancing transactions; and

    (4) preserve and protect the Partnership's capital.

    Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in government assisted housing. Notwithstanding these incentives, there remain significant risks.
These risks include, but are not limited to, the uncertainty as to the financial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in government-assisted housing which limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; and changes in local economic circumstances and housing patterns which have an impact on real estate values. Apartment Complexes benefiting from Government Assistance also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Further information concerning the Government Assistance Programs in which the Local Partnerships participate is contained in the Prospectus under the heading "Government Programs". See Item 2, Properties, below.

    The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in all 61 subsidiary partnerships.

    Each Local Partnership also has a special limited partner (the "Local Affiliated Partner") either C/R Special or another affiliate of the General Partners, which, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to the Local Affiliated Partner rather than the Partnership so as to avoid claims that by the existence or exercise of such rights, the Partnership was taking part in the control of the Local Limited Partnerships' operations and should thereby incur liability as a General Partner of the Local Partnerships. The Local Affiliated Partner has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

    The Partnership purchased the Local Partnership Interests for a purchase price consisting in each case of a cash down payment, a deferred cash payment due in April of 1985 (evidenced by an Installment Promissory Note) and a Purchase Money Note, generally secured by the Local Partnership Interest. The cash payments were made in part as the purchase price of the Local Partnership Interests and in part as capital contributions to the Local Partnerships. Such contributions were generally used by the Local Partnership to pay partnership management fees to the Local General Partners, fees to the Local General Partners for guaranteeing the funding of operating deficit loans (generally for a period of three to five years and subject to a maximum amount), and Administrative Services Fees to the Local Affiliated Partner.

    The Purchase Money Notes have a basic term of 12 years, however, 3 one-year extensions may be obtained upon the election of the General Partners (except that there are four one-year extensions with respect to the Claremont Local Partnerships). The Purchase Money Notes generally bear interest at a compounded rate during the earlier years of their term (typically the first 4 or 5 years) and thereafter, simple interest will be payable on the unpaid principal amount thereof and accrued interest thereon. The Purchase Money Notes typically bear interest at a rate of between 9% and 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) during their entire term. Interest on each Purchase Money Note issued by the Partnership is payable currently only to the extent of 60% of the distributions of Cash Flow received by the Partnership from the related Local Partnership. Continued accrual of such interest, beyond the initial term of 4 or 5 years without payment, would reduce the effective rate of interest. In general, the interest and principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex or, in some cases, the Local Partnership Interest to which the Purchase Money Note relates. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners, and upon a default, the only remedy which the holder of a Purchase Money Note has is to foreclose on his security interest in the Local Partnership Interest. A Purchase Money Note will be in default if the Partnership fails to pay to the holder thereof the amounts due as and when set forth above.

    For four Local Partnerships, the principal on the Purchase Money Note includes the mortgage indebtedness to which the Apartment Complex owned by the Local Partnership is subject. For each such Local Partnership, the holder of the Purchase Money Note is obligated to make installment payments of principal and interest due on the underlying mortgage so long as the Partnership is not in default in payment of the Purchase Money Note (or under the terms of the applicable security agreement). See Item 2, Properties, below.

    The Tax Reform Act of 1986 (the "TRA") provides that commencing in 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

    The General Partners will carefully analyze the opportunities available upon the expiration of the properties' contracts with the United States Department of Housing and Urban Development ("HUD"), as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

    In order to maintain the existing inventory of affordable housing, Congress passed the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for eliminating the owners right to prepay the HUD mortgage and convert the property to market rate use, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

    The following eight Local Partnerships filed a "Notice of Intent to Prepay": Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The process of obtaining the financial incentives begins with the Notice of Intent and takes approximately 24 months to complete.

    Funding for the Preservation Acts and the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. No preservation funds have been requested by HUD nor has Congress allocated such funds for the 1997 Fiscal Year.

    The Partnership entered into negotiations to sell four properties (Villa Apollo and Villa Apollo #2, Carlton Terrace and Lancaster Manor) for an aggregate selling price of approximately $33,590,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $12,800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for general partnership purposes. No assurance can be given that the transactions contemplated will close.

Competition

    The real estate business is highly competitive and each of the Local Partnerships in which the Partnership has invested owns an Apartment Complex which must compete for tenants with other rental housing in its area. However, the rental assistance and the preferred interest rates on mortgage financing generally make it possible to offer the apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable conventionally financed apartments in the area.

Employees

    The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership Agreement.

Item 2. Properties.

    The Partnership holds a 98.99% limited partnership interest in each of sixty-one Local Partnerships, which own sixty-one Apartment Complexes receiving Government Assistance. Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See
Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

    Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (15), Arkansas (8), California (2), Colorado
(2), Florida (1), Georgia (3), Indiana (3), Kentucky (1), Massachusetts (3), Michigan (10), North Carolina (2), Oregon (2), South Carolina (1), Texas (6), Virginia (1) and Washington (1).

    The 61 Apartment Complexes owned by the Local Partnerships contain a total of 8,012 rental units. The largest of the Apartment Complexes consists of 352 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

    The Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex, except for the Apartment Complexes owned by Saraland Apartments, Ltd., Park of Pecan I, Ltd. and Park of Pecan II, Ltd., is located in the vicinity of other housing developments receiving Government Assistance.

    All of the Apartment Complexes are subject to existing permanent first mortgages (the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See Schedule III.

                          LOCAL PARTNERSHIP SCHEDULE


                                                         Government                 Percentage of Units
                                                         Assistance              Occupied at December 31,
                                           Year      -----------------    --------------------------------------
Name and Location (Number of Units)     Completed     HUD Programs(a)     1995    1994     1993     1992    1991
- - -----------------------------------     ---------    -----------------    -----   ----     ----     ----    ----
Knollwood I                               1978        (section)221(d)(4)   98%     98%      97%      97%    98%
Mobile, Alabama (192)

Knollwood II                              1979        (section)221(d)(4)   99%     99%      97%      97%    97%
Mobile, Alabama (192)

Knollwood III                             1981        (section)221(d)(4)   99%     99%      96%      96%    98%
Mobile, Alabama (192)

Knollwood, IV                             1983        (section)221(d)(4)   97%     97%      96%      96%    97%
Mobile, Alabama (128)

Parklane II                               1977        (section)221(d)(4)   98%     97%      99%      99%    98%
Mobile, Alabama (140)

Cedarbay                                  1981        (section)221(d)(4)   89%     90%      93%      99%    96%
Mobile, Alabama (112)

Northwoods III Apts.                      1982        (section)221(d)(4)   99%     97%      97%      97%    99%
Pensacola, Florida (112)

Westminster Manor Apts.                   1972        (section)221(d)(4)   97%     97%      96%      96%    91%
Arvada, Colorado (280)                                       HAP

                                     -5-



                                                         Government                 Percentage of Units
                                                         Assistance              Occupied at December 31,
                                           Year      -----------------    --------------------------------------
Name and Location (Number of Units)     Completed     HUD Programs(a)     1995    1994     1993     1992    1991
- - -----------------------------------     ---------    -----------------    -----   ----     ----     ----    ----
Northgate Townhouse Apts.                 1977        (section)221(d)(4)    95%     96%      98%      98%    96%
Thornton, Colorado (184)                                   HAP

Hackley Village                           1971        (section)236         100%    100%     100%     100%   100%
Muskegon, Michigan (54)                                    HAP

Huntley #1                                1972        (section)236          99%     99%      99%      99%    97%
Holt, Michigan (88)                                        HAP

Huntley #2                                1973        (section)236          98%     98%      98%      98%    98%
Holt, Michigan (72)                                        HAP

Seymour O'Brien Manor Apts.               1972        (section)236          98%    100%      99%      99%    94%
Seymour, Indiana (56)                                     HAP

Washington Highland Apts.                 1972        (section)236          99%    100%      98%      98%    87%
Washington, Indiana (56)                                  HAP

Vincennes Niblack Apts.                   1972        (section)236          98%     97%      97%      97%    89%
Vincennes, Indiana (144)                                  HAP

Casa Ramon Apartments                     1974        (section)236         100%    100%      98%      98%    97%
Orange, California (75)                                   HAP

Nu-Elm Apartments                         1972        (section)236          99%     98%      96%      96%    98%
Springfield, Missouri (72)                                HAP

Buttonwood Acres                          1973        (section)236          96%     96%     100%     100%    94%
New Bedford, Massachusetts (132)                         HAP(b)

Rockdale West                             1974        (section)236          97%     96%      99%      99%    94%
New Bedford, Massachusetts (225)                        HAP(b)

Solemar                                   1976           (c)                96%     95%     100%     100%    91%
South Dartmouth, Massachusetts (200)

Decatur Apartments                        1971        (section)236          89%     95%      96%      96%    99%
Decatur, Alabama (100)                                    HAP

Florence Apartments                       1973        (section)236          95%     98%      99%      99%    99%
Florence, Alabama (96)

Saraland Apartments                       1972        (section)236          98%     98%     100%     100%    99%
Saraland, Alabama (60)                                    HAP

University Garden Apts.                   1971        (section)236         100%    100%     100%     100%   100%
Waxahachie, Texas (104)

Southside Village Apts.                   1972        (section)236          99%     99%      95%      95%    96%
Brownwood, Texas (104)                                    HAP

Dickens Ferry Apartments                  1972        (section)236          95%     96%      96%      99%    98%
Mobile, Alabama (80)                                      HAP

                                     -6-

                                                         Government                 Percentage of Units
                                                         Assistance              Occupied at December 31,
                                           Year      -----------------    --------------------------------------
Name and Location (Number of Units)     Completed     HUD Programs(a)     1995    1994     1993     1992    1991
- - -----------------------------------     ---------    -----------------    -----   ----     ----     ----    ----

Bonnie Doone Apartments                   1972        (section)236          94%     98%      96%     98%     99%
Athens, Alabama (60)                                      HAP

Conifer 208 (Conifer Village)             1972        (section)236          98%     98%      98%     98%     98%
Spokane, Washington (64)                                  HAP

Conifer 307 (Fircrest)                    1973        (section)236          96%     97%      98%     98%     97%
Beaverton, Oregon (60)                                    HAP

Conifer 317 (Pinewood)                    1974        (section)236          94%     95%      94%     94%     94%
Hillsboro, Oregon (50)

Bicentennial Apts.                        1976        (section)221(d)(4)    71%     79%      77%     77%     74%
Houston, Texas (292)

Bellfort Apts.                            1979        (section)221(d)(4)    94%     91%      90%     90%     91%
Houston, Texas (272)                                      HAP

Cloisters (Sundown)                       1974        (section)236          99%     99%      99%     99%     99%
Birmingham, Alabama (192)                                 HAP

Cabarrus Arms                             1974        (section)236          94%     93%      93%     92%     96%
Kannapolis, North Carolina (76)                           HAP

Summer Arms Apts.                         1974        (section)236          96%     98%      97%     97%     96%
Sumter, South Carolina (100)                              HAP

Lexington Village                         1973        (section)236         100%    100%      94%     94%     98%
Conyers, Georgia (108)                                    HAP

Ware Manor                                1971        (section)236          99%     99%     100%    100%     99%
Waycross, Georgia (84)                                    HAP

Nottingham Woods Apts.                    1974        (section)236          99%     99%      98%     98%     98%
Oxford, Alabama (144)

Hathaway Court                            1974        (section)236          96%     98%      98%     98%     98%
Covington, Kentucky (159)                                 HAP

Tall Pines                                1972        (section)236          98%     99%      95%     95%     91%
La Grange, Georgia (115)                                  HAP

Shelton Beach Apts.                       1975        (section)221(d)(4)    97%     96%      92%     92%     97%
Saraland, Alabama (112)

Northpointe II                            1978        (section)221(d)(4)    98%     97%      95%     95%     98%
Saraland, Alabama (80)

Caroline Forest Apts.                     1973        (section)236          99%    100%      98%     98%     99%
Salem, Virginia (72)

Park of Pecan I                           1979        (section)221(d)(4)    90%     91%     100%    100%    100%
Rosenberg, Texas (137)



                                                         Government                 Percentage of Units
                                                         Assistance              Occupied at December 31,
                                           Year      -----------------    --------------------------------------
Name and Location (Number of Units)     Completed     HUD Programs(a)     1995    1994     1993     1992    1991
- - -----------------------------------     ---------    -----------------    -----   ----     ----     ----    ----

Park of Pecan II                          1978        (section)221(d)(4)    88%     90%     100%    100%    100%
Rosenberg, Texas (136)

Villa Apollo No. 1                        1971        (section)236          95%     94%      97%     97%     98%
Brownstown Township, Michigan (112)                       HAP

Carlton Terrace Apartments                1973        (section)236          99%    100%      99%     99%     96%
Sterling Heights, Michigan (300)

Cranbrook Manor Apartments                1970        (section)236          93%     96%      95%     95%     92%
Lansing, Michigan (136)                                   HAP

Oakbrook Villa Apartments                 1970        (section)236          94%     94%      97%     97%     94%
Romulus, Michigan (352)                                   HAP

Pebble Creek                              1973        (section)236         100%    100%      97%     97%     98%
East Lansing, Michigan (186)

Villa Apollo No. 2                        1971        (section)236          93%     91%      97%     97%     97%
Brownstown Township, Michigan (286)                       HAP

Greenwood Manor                           1974        (section)236          99%     93%      96%     96%     99%
Pine Bluff, Arkansas (64)                                 HAP

Malvern Manor                             1974        (section)236          97%     99%     100%    100%    100%
Malvern, Arkansas (50)                                    HAP

Hereford Manor                            1973        (section)236          98%     99%      98%     98%     95%
Siloam Springs, Arkansas (50)                             HAP

Henslee Heights                           1974        (section)236          99%     98%      99%     99%    100%
Pine Bluff, Arkansas (78)                                 HAP

Oakwood Manor                             1972        (section)236          96%     95%      88%     88%     92%
Little Rock, Arkansas (200)                               HAP

West Scenic Apartments                    1971        (section)236          97%     98%      97%     97%     95%
North Little Rock, Arkansas (150)

Robindale East Apartments                 1974        (section)236          92%     88%      93%     93%     97%
Blytheville, Arkansas (88)                                HAP

Southwest Apartments                      1970        (section)236          98%    100%      98%     98%     97%
Little Rock, Arkansas (49)                                HAP

Valley Arms                               1975        (section)236          76%     76%      90%     90%     97%
Statesville, North Carolina (100)                          HAP

Lancaster Manor                           1970        (section)221(d)(3)   100%     99%     100%    100%    100%
San Diego, California (248)



    (a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low and moderate-income housing. FMHA administers similar housing programs for non urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies, (iii) reduction of mortgage interest payments.

    i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

    ii) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Payments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will generally have limitations on the amounts of rent which may be charged. One requirement imposed by HUD regulations effective for apartment complexes initially approved for Section 8 Payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the project's replacement cost as determined by HUD.

    iii) Section 236 Program. As well as providing mortgage insurance, the
Section 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, interest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

    (b) The Local Partnership receives monthly rent supplements from HUD through MHFA and the New Bedford Housing Authority.

    (c) MHFA provides interest credit subsidies pursuant to Section 13A of the Massachusetts Acts of 1966. The Local Partnership also receives monthly rent supplements from the Dartmouth Housing Authority and the South Shore Housing Authority pursuant to Section 707 of the Massachusetts Act of 1966.

    All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

    Rents from commercial tenants (to which average rental per square foot applies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

    Management continuously reviews the physical state of the properties and budgets improvements when required, which are generally funded from cash flow from operations or release of replacement reserve escrows. No improvements are expected to require additional financing.

    Management continuously reviews the insurance coverage of the properties and believes such coverage is adequate.

    See Item 1, Business, above for the general competitive conditions to which the properties described above are subject.

    Real estate taxes are calculated using rates and assessed valuations determined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost for the properties as shown in Schedule III to the financial statements included herein.


Item 3. Legal Proceedings.

    This information is incorporated by reference to the discussion of Saraland in the Results of Operations of Certain Local Partnerships contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


Item 4. Submission of Matters to a Vote of Security Holders.

    No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.


                                   PART II

    Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

    As of March 25, 1996, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the nonexercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired.

    The offering of Units consisting of Initial Limited Partnership Interests and Warrants to purchase Additional Limited Partnership Interests terminated in 1984. The offering of Additional Limited Partnership Interests terminated in March 1985.

    No public market has developed, and it is not anticipated that any public market will develop, for the secondary purchase and sale of any Limited Partnership Interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied, including the rendering of an opinion of counsel to the Partnership that such transfer would not cause a termination of the Partnership under Section 708 of the Internal Revenue Code and would not violate any federal or state securities laws.

    As of June 1, 1996, there were approximately 4,491 registered holders of Limited Partnership Interests.

    The Partnership has made no distributions to its Limited Partners since its inception on June 28, 1984. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 10(f) for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.

Item 6. Selected Financial Data.

    The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                              Year Ended March 25
                                   ---------------------------------------------------------------------------
OPERATIONS                             1996           1995            1994           1993             1992
                                   ------------   ------------    ------------   ------------     ------------
Revenues                           $ 37,329,186   $ 35,953,512    $ 34,980,748   $ 33,538,768     $ 32,781,282
Operating expenses                  (48,605,962)   (49,555,880)     49,006,411)   (49,684,989)     (47,691,366)
Provision for impairment
  of assets                          (4,343,215)             0               0              0                0
Minority interest                       (24,042)         3,705           4,627          5,616            5,203
                                   ------------   ------------    ------------   ------------     ------------
Net loss                           $(15,644,033)  $(13,598,663)   $(14,021,036)  $(16,140,605)    $(14,904,881)
                                   ============   ============    ============   ============     ============
Net loss per limited
  partnership interest             $(15,487,593)  $(13,462,676)   $(13,880,826)  $(15,979,199)    $(14,755,832)
                                   ============   ============    ============   ============     ============
Net loss per limited
  partnership unit                 $     (1,283)  $     (1,115)   $     (1,150)  $     (1,323)    $     (1,222)
                                   ============   ============    ============   ============     ============

                                                                    March 25
                                   ---------------------------------------------------------------------------
FINANCIAL POSITION                     1996           1995            1994*          1993*            1992*
                                   ------------   ------------    ------------   ------------     ------------

Total assets                       $165,610,335   $174,113,560    $181,261,859   $188,130,548     $195,472,631
                                   ============   ============    ============   ============     ============
Long-term obligations              $281,339,303   $274,288,282    $267,295,459   $260,587,409     $246,661,998
                                   ============   ============    ============   ============     ============
Total liabilities                  $290,195,162   $283,063,641    $276,571,053   $269,404,104     $260,595,060
                                   ============   ============    ============   ============     ============
Minority interest                  $    150,518   $    141,231    $    183,455   $    198,057     $    208,579
                                   ============   ============    ============   ============     ============


* Reclassified for comparative purposes.

        During the years ended March 25, 1992 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. For the year ended March 25, 1996, there was also a decrease in assets due to a provision for impairment of assets.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

    The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid.

    The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates the amount of a potential environmental liability independently from any potential claim for recovery.

    During the year ended March 25, 1996 the Partnership and the 61 subsidiary partnerships in which the Partnership has invested experienced a net decrease in cash and cash equivalents of approximately $539,000. Cash generated primarily from operations of the subsidiary partnerships of approximately $5,470,000 was reduced by a decrease in mortgage escrow deposits of approximately $431,000 and by cash paid for amortization of mortgage notes of $2,224,000, net capital additions of $1,630,000, payments of interest to selling partners on purchase money notes of $1,709,000, and a decrease in minority interest of $15,000. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation in the amount of approximately $6,530,000 and a provision for impairment of assets of approximately $4,343,000.

    The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, the Related General Partner advanced funds totaling approximately $205,000, $198,000 and $125,000 at March 25, 1996, 1995 and 1994, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $635,000, $860,000, and $697,000 were accrued and unpaid as of March 25, 1996,
1995 and 1994, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

    During the years ended March 25, 1996 ("the 1995 Fiscal Year"), 1995 ("the 1994 Fiscal Year") and 1994 ("the 1993 Fiscal Year), the Partnership received approximately $1,390,000, $1,385,000, and $1,385,000, respectively, of cash flow distributions from operations of the Local Partnerships. In most cases, 60% of the cash flow distributions were applied to interest payments on the Purchase Money Notes, resulting in a net cash inflow of approximately $556,000, $595,000 and $604,000 for Fiscal Years 1995, 1994 and 1993,
respectively. At March 25, 1996, 1995 and 1994, approximately $834,000, $790,000, and $781,000, respectively, of such distributions were required to be remitted as interest payments on the Purchase Money Notes.

    As part of the purchase price of its investment in the Local Partnerships, the Partnership issued $85,458,825 of Purchase Money Notes. See Item 1, Business, above. As of the end of the Fiscal Years 1995, 1994 and 1993, the accrued interest on the Purchase Money Notes was approximately $95,994,000, $86,719,000, and $77,752,000, respectively. The principal and any accrued interest on the Purchase Money Notes is due at maturity, which will occur during August through December 1996, however, 3 one-year extensions may be obtained from the Note holders at the discretion of the General Partners upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount. The cash distributions out of which the Partnership pays interest on the Purchase Money Notes have been less than the total interest thereon, and it is expected that accrued and unpaid interest on the Purchase Money Notes will continue to increase. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership can not sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is currently negotiating an extension of the due date of the Purchase Money Notes and the sale of certain properties. No assurance can be given that management's efforts will be successful. The sellers' recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective local partnerships.

    The General Partners are working with the local general partners of Cranbrook Manor Apts., Oakbrook Villa Apts., Buttonwood Acres, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Limited Partnership, Solemar, Carlton Terrace and Lancaster Manor properties to evaluate the opportunities available under the Preservation Acts and the 1996 Act as discussed in Item 1 above.

    HUD recently released the proposed American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

    Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments.

    The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

    Several industry sources have already commented to HUD and Congress that in the event the ACPA were fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been reintroduced as "Portfolio Restructuring".

    For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss the Partnership would be liable for is its net investment in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

    Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

    Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership has recorded approximately $4,343,000 as an allowance for loss on impairment of assets.

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

    Effective March 26, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

    The results of operations of the Partnership, as well as the Local Partnerships, excluding the provision for impairment of assets, remained relatively constant for the 1995, 1994 and 1993 Fiscal Years. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes issued when the Local Partnerships were acquired.

    Rental income has remained fairly consistent with a steady increase of 3%, 3% and 4% for the 1995, 1994 and 1993 Fiscal Years, respectively, primarily from rental rate increases.

    Other income increased approximately $206,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year, This was primarily due to an underaccrual of interest income on the reserve for replacements escrow at three Local Partnerships in 1994.

    Total expenses, excluding repairs and maintenance, depreciation, and provision for impairment of assets, decreased less than 1% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

    Repairs and maintenance increased approximately $890,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to eight Local Partnerships addressing the physical needs of their properties. One property replaced its exterior carpeting with new carpeting, replaced rotted wood on certain sections of its buildings, repainted the exterior part of the buildings, and installed a perimeter gate around the property. Increases at two Local Partnerships were the result of an increase in landscaping expenses and an upgrading of units, including light fixtures, countertops and interior carpeting replacement. A fourth Local Partnership repaved the parking lot, installed a new sign with the property's name, and made renovations to certain units, including carpet replacement as well as appliance repairs. A fifth Local Partnership made plumbing, heating and air conditioning repairs, replaced carpeting and floor tiles, and installed new water heaters. Roof repairs, new carpeting and countertops, and repainting in individual units led to an increase at a sixth Local Partnership. Carpeting and floor tile replacement led to an increase at a seventh Local Partnership. The eighth Local Partnership had increases in repairs and maintenance primarily due to the environmental cleanup of a contamination problem on the property as well as plumbing, sidewalk and parking lot repairs, replacement of windows in individual units, and an increase in security.

    Depreciation expense decreased approximately $2,082,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year, primarily due to a change in depreciation estimates at two Local Partnerships.

    A provision for impairment of assets was recorded in the 1995 Fiscal Year. See Note 4 in Item 8, Financial Statements and Supplementary Data.

    Total expenses, excluding selling and renting, decreased approximately 1% for the 1994 Fiscal Year as compared to the 1993 Fiscal Year.

    Selling and renting expenses increased by approximately $116,000 during the 1994 Fiscal Year as a result of higher rent concessions and more advertising.

    Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to 15 of the Local Partnerships pursuant to Section 221(d)(4) of the National Housing Act, and to one Local Partnership pursuant to Section 221(d)(3) of the National Housing Act. Forty-four of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a percentage of the apartment units owned by 39 of the Local Partnerships pursuant to HAP Contracts.

    The Partnership continues to meet its primary investment objective of providing current tax benefits in the form of taxable losses. The TRA provides that commencing in 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties. Since the Partnership's investments in Local Partnerships have not provided proceeds from sales or refinancings, the Partnership has not made any cash distributions to the limited partners.

    Net loss during the 1995, 1994 and 1993 Fiscal Years totaled $15,644,033, $13,598,663 and $14,021,036, respectively.

Results of Operations of Certain Local Partnerships

    During the 1995 Fiscal Year, auditors for the following six Local Partnerships modified their reports on the 1995 financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern: Bicentennial Associates, Ltd. ("Bicentennial"), Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Park of Pecan I"), Park of Pecan II, Ltd. ("Park of Pecan II"), Westminster Manor Apartments ("Westminster"), and Cranbrook Manor Apartments Limited Partnership ("Cranbrook"). The first four Local Partnerships, which are located in the Houston, Texas area, experienced significant negative cash flows. Although Houston's relatively flat economy over the past several years has brought depressed conditions to the four properties, the Partnership believes that procedures are now in place to bring them back up to the Partnership's expectations. Occupancy for these four Local Partnerships at March 25, 1996 ranges in the low 70's for one, high 80's for another and the low 90's for two. The fifth Local Partnership, which is located in Southfield, Michigan, does not have the working capital necessary to cure deficiencies cited by HUD upon a physical inspection of the property. The sixth Local Partnership, located in Lansing, Michigan, may not have sufficient cash flows to meet its current obligations in the ordinary course of business. A seventh Local Partnership, Saraland Apartments, Ltd. ("Saraland"), located in Mobile, Alabama, is involved in an environmental litigation. In addition, an eighth Local Partnership, Northgate Townhouse Apartments ("Northgate"), has a contamination problem on its property.

    Bicentennial

    Bicentennial has been in default on its wraparound purchase note payable and the required payments on its underlying mortgage note to HUD since 1991 when the subsidiary partnership was notified by HUD that the note was being accelerated and the mortgage foreclosed. Since the date of default, management of the subsidiary partnership had been negotiating a provisional workout agreement with HUD but no final arrangement had been executed. During 1995, the mortgage was sold by HUD to Beal Bank. During November 1995, Beal Bank notified Bicentennial of their intent to foreclose, and subsequently commenced foreclosure on the property. Delinquent interest payments at December 31, 1995 aggregated approximately $5,490,000 on the wraparound purchase note payable of $6,480,591. As of March 25, 1996, the Partnership has made approximately $494,000 of voluntary noninterest bearing loans out of its working capital reserve to fund Bicentennial's negative cash flow. On May 2, 1996 the property was sold to York Properties of Houston, L.L.C. for $1,700,000. Cash proceeds generated from the sale was used to repay the first mortgage owed to Beal Bank and to partially fund the expenses associated with the sale, which resulted in no net sales proceeds to the Partnership. Bicentennial's termination is anticipated to occur sometime in 1996. At March 25, 1996 the excess of liabilities over assets aggregated approximately $12,415,000. The minority interest balance was zero at March 25, 1996, 1995, and 1994. Bicentennial's net loss after minority interest amounted to approximately $5,180,000 (after provision for impairment of assets of approximately $4,343,000), $996,000 and $859,000 for the 1995, 1994, and 1993 Fiscal Years, respectively.

    Bellfort

    Bellfort has been in default on the required interest payments due on the wraparound purchase note payable to HUD since 1992. Delinquent interest payments at December 31, 1995 aggregated approximately $3,100,000 on the wraparound purchase note payable of $7,000,000 due on November 1, 1996. The note is secured by a first lien on and security interest in the Partnership's and the subsidiary partnership's special limited partner's rights, titles and interests in Bellfort.

    In December 1994 Bellfort signed a work-out agreement with HUD (which replaced a similar agreement of December 1993) that required monthly payments of $40,917 through November 30, 1995 to cover service charges, tax escrows and 90% of accruing interest. The agreement, which accedes to HUD a 15% equity position due upon sale or refinancing of the project, expired on November 30, 1995. Bellfort has submitted a proposal for a new work-out agreement which has not been approved by HUD. There can be no assurance that the renegotiation for the expired work-out agreement will be successful. On December 15, 1995, HUD announced its intention to sell Bellfort's mortgage during the second quarter of 1996, however, Bellfort has not been notified by HUD of any sale.

    The Partnership's investment in Bellfort has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995, and 1994. Bellfort's net loss after minority interest amounted to approximately $694,000, $549,000 and $484,000 for the 1995, 1994, and 1993
Fiscal Years, respectively.

    Park of Pecan I and Park of Pecan II

    Park of Pecan I and Park of Pecan II have experienced operating losses since inception and as of December 31, 1995 have net capital deficiencies aggregating approximately $4,581,000. The subsidiary partnerships previously funded their operating losses by borrowing amounts pursuant to an operating deficit guaranty agreement made in connection with the acquisition of the Complexes. However, such agreement expired December 31, 1989 and the subsidiary partnerships have not made arrangements to obtain an extension or additional funds. If these subsidiary partnerships continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in these subsidiary partnerships have been reduced to zero by prior years losses. Park of Pecan I and II's minority interest balances were zero at March 25, 1996, 1995, and 1994. Park of Pecan I's net loss after minority interest amounted to approximately $196,000, $182,000 and $140,000 for the 1995, 1994, and 1993
Fiscal Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $185,000, $183,000 and $153,000 for the 1995, 1994, and 1993 Fiscal Years, respectively.

    Westminster

    In February 1995, Westminster received an unsatisfactory physical inspection report from HUD. In response to the inspection report, the subsidiary partnership submitted, for HUD approval, a Management Improvement Objective Plan (the "MIO Plan") with an accompanying estimate of restorations and improvements and a request for funding. Westminster does not have the working capital necessary to cover the costs contained in the MIO Plan to cure the deficiencies.

    The determination of whether the identified instances of noncompliance and the subsidiary partnership's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined. Accordingly, no provision for any liability that may result has been recognized in the subsidiary partnership's 1995 financial statements.

    The inability of the subsidiary partnership to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about the entity's ability to continue as a going concern. Management of the Local Partnership is now working on securing a commercial loan to cover the cost of physical improvements. The Partnership's investment in Westminster has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Westminster's net loss after minority interest amounted to approximately $257,000, $212,000 and $211,000 for the 1995, 1994
and 1993 Fiscal Years, respectively.

    Cranbrook

    During the year ended December 31, 1995 the subsidiary partnership incurred a net loss of $147,239 and total liabilities exceeded total assets by $1,237,953 at December 31, 1995. The subsidiary partnership's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. These factors, among others, indicate that there is substantial doubt about the subsidiary partnership's ability to continue as a going concern for a reasonable period of time.

    The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the subsidiary partnership be unable to continue as a going concern. The subsidiary partnership's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Cranbrook's net loss after minority interest amounted to approximately $138,000, $124,000 and $207,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

    Saraland

    Saraland has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. Discovery is now completed in this action. The Partnership has served extensive papers in support of a motion for summary judgment seeking dismissal from the case. The motion is premised upon the principle that the Partnership, as a limited partner, may not incur Superfund liability. On January 10, 1995, the Partnership's motion for summary judgement was granted, dismissing it as a party from this action. The plaintiff, Redwing Carriers, Inc. has taken an appeal from that decision which, at this point, remains pending.

    During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

    On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and C/R Special), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and C/R Special informed EPA that they have "sufficient cause" to not comply with the Order. At the same time, Redwing Carriers, Inc. advised EPA that it would commence implementation of the Order.

    Since September, 1993 EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. Since it is too premature to make an evaluation of the amount or range of the subsidiary partnership's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000. The Partnership's investment in Saraland at March 25, 1996 was approximately $504,000. The minority interest balance was approximately $32,000, $32,000 and $28,000 at March 25, 1996, 1995, and 1994, respectively. Saraland's net loss (income) after minority interest amounted to approximately $42,000, $17,000 and $(22,000) for the 1995, 1994, and 1993 Fiscal Years, respectively.

    Northgate

    During November 1995, the Colorado Department of Public Health identified a contamination problem on the property. The complex hired environmental specialists and other contractors to remedy the problem. During 1995, costs in the amount of $157,210 were incurred relating to the work performed. The remaining costs to complete the cleanup and installation of preventive measures is estimated to be an additional $120,100. The Partnership's investment in Northgate at March 25, 1996 was approximately $1,670,000. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Northgate's net loss after minority interest amounted to approximately $412,000, $238,000 and $161,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

Other

    The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which generally could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Limited Partnerships.

    There also are substantial risks associated with the operation of Apartment Complexes receiving Government Assistance. These include: governmental regulations concerning tenant eligibility, which may make it more difficult to rent units in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Congress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and the possibility that, when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

    The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property investments were purchased. Inflation also affects the Local Partnerships adversely by increasing operating costs, such as fuel, utilities, and labor.

Item 8. Financial Statements and Supplementary Data.

                                                                    Sequential
                                                                       Page
                                                                    -----------
(a) 1.  Financial Statements

        Independent Auditors' Report                                      20

        Consolidated Balance Sheets at March 25, 1996 and 1995           192

        Consolidated Statements of Operations for the Years Ended
        March 25, 1996, 1995 and 1994                                    193

        Consolidated Statements of Changes in Partners' Deficit
        for the Years Ended March 25, 1996, 1995 and 1994                194

        Consolidated Statements of Cash Flows for the Years Ended
        March 25, 1996, 1995 and 1994                                    195

        Notes to Consolidated Financial Statements                       197

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 1996 and 1995, and the related consolidated statements of operations, partners' deficit, and cash flows for the years ended March 25, 1996, 1995 and 1994 (the 1995, 1994 and 1993 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 48 subsidiary partnerships whose net losses constituted 47%, 35% and 35% of the Partnership's net loss during the 1995, 1994 and 1993 Fiscal Years, respectively, and whose assets constituted 80% and 81% of the Partnership's assets at March 25, 1996 and 1995, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 1996 and 1995, and the results of their operations and their cash flows for the years ended March 25, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

As discussed in Note 10(a), the auditors of six (Fiscal 1995) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships to continue in existence. These subsidiary partnerships' net losses aggregated $6,648,228, $2,246,131 and $2,053,291 during the 1995, 1994 and 1993
Fiscal Years, respectively, and their assets aggregated $21,487,066 and $26,738,375 at March 25, 1996 and 1995.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1996. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes.

The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in the two preceding paragraphs and in the notes to the financial statements, the consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or the matters referred to in the preceding paragraphs.

/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 2l, 1996

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood I, Ltd.

     We have audited the accompanying balance sheets of Knollwood I, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood I, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood I, Ltd.

     We have audited the accompanying balance sheets of Knollwood I, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood I, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood II, Ltd.

     We have audited the accompanying balance sheets of Knollwood II, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood II, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood II, Ltd.

     We have audited the accompanying balance sheets of Knollwood II, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood II, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood III, Ltd.

     We have audited the accompanying balance sheets of Knollwood III, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood III, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood III, Ltd

   We have audited the accompanying balance sheets of Knollwood III, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood III, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood IV, Ltd.

     We have audited the accompanying balance sheets of Knollwood IV, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood IV, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood IV, Ltd.

     We have audited the accompanying balance sheets of Knollwood IV, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood IV, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Parklane II, Ltd.

     We have audited the accompanying balance sheets of Parklane II, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parklane II, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Letterhead addresses]

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Parklane II, Ltd.

     We have audited the accompanying balance sheets of Parklane II, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parklane II, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Letterhead addresses]

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarbay, Ltd.

     We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 26, 1996

[Letterhead addresses]

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Cedarbay, Ltd.

     We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Letterhead addresses]

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 13, 1995

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Northwoods III Apartments, Ltd.

     We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Letterhead addresses]

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Northwoods III Apartments, Ltd.

     We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Letterhead addresses]

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead of Weintraub, Nessel & Smith, PLLC]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Manor Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Westminster
Manor Apartments (a limited partnership) as of December 31, l995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Westminster Manor Apartments as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the partnership will continue as a going concern. As discussed in the notes to the financial statements, Westminster Manor Apartments Partnership does not have the working capital necessary to cover the costs to cure deficiencies sited in a Department of Housing and Urban Development inspection report. This raises substantial doubt about the entity's ability to continue as a going concern.

[Signature of Weintraub, Nessel & Smith PLLC]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

January 29, 1996

[Letterhead of Weintraub, Nessel & Smith]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Westminster Manor Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Westminster
Manor Apartments (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Westminster Manor Apartments as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Weintraub, Nessel & Smith]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 4, 1995

[Letterhead of Weintraub, Nessel & Smith, PLLC]

                          INDEPENDENT AUDITORS' REPORT

Northgate Townhouse Apartments
Northgate Townhouse Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Northgate Townhouse Apartments (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Northgate Townhouse Apartments as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Weintraub, Nessel & Smith, PLLC]

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 12, 1996

[Letterhead of Weintraub, Nessel & Smith]

                          INDEPENDENT AUDITORS' REPORT
To the Partners
Northgate Townhouse Apartments
28777 Northwestern Highway, Suite 100
Southfied, MI 48034

We have audited the accompanying Comparative Balance Sheet of Northgage Townhouse Apartments (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly in all material respects the financial position of Northgage Townhouse Apartments as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Weintraub, Nessel & Smith]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 4, 1995

[Letterhead of BORDMAN & WINNICK]

Independent Auditor's Report

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Project
#047-44030-LDP-SUP of Hackley Village Associates #1 (A Limited Partnership) as at December 31, 1995, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44030-LDP-SUP as at December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44030-LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                              [Signature of Bordman & Winnick]
West Bloomfield, MI                           BORDMAN & WINNICK
February 10, 1996                             Certified Public Accountants
                                              EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Project
#047-44030-LDP-SUP of Hackley Village Associates #1 (A Limited Partnership) as at December 31, 1994, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44030-LDP-SUP as at December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44030-LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 5, 1995                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Project
#047-44030-LDP-SUP of Hackley Village Associates #1 (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44030-LDP-SUP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44030-LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                             [Signature of Bordman & Winnick]
West Bloomfield, MI                          BORDMAN & WINNICK
February 1, 1994                             Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029
LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1995, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the financial statements of Huntley Associates. Such information has been subjected to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 20, 1996                                Certified Public Accountants
                                                EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029
LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1994, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44029 LDP-SUP. Such information has been subjected to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material requests in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 21, 1995                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029
LDP-SUP of Huntley Associates (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44029 LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 31, 1994                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 10 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Huntley Associates #2. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 22, 1996                                Certified Public Accountants
                                                EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as at December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 10 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44063-LDP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 25, 1995                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 10 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Project #047-44063-LDP. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 3, 1994                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Seymour O'Brien Manor Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 23, 1996                                Certified Public Accountants
                                                EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #073-44152 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 6, 1995                                Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #073-44152 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 10, 1994                               Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

                           Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Washington Highland Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 29, 1996                                Certified Public Accountants
                                                EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

                           Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and December 31, 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of HUD Project No. 073-44073. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                               [Signature of Bordman & Winnick]
West Bloomfield, MI                            BORDMAN & WINNICK
January 31, 1995                               Certified Public Accounts

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership), and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and December 31, 1992. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of HUD Project No. 073-44073. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 6, 1994                                Certified Public Accounts

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-58501 LDP as at December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Vincennes Niblack Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                              [Signature of Bordman & Winnick]
West Bloomfield, MI                           BORDMAN & WINNICK
January 30, 1996                              Certified Public Accountants
                                              EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-58501 LDP as at December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #073-58501 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                            [Signature of Bordman & Winnick]
West Bloomfield, MI                         BORDMAN & WINNICK
January 31, 1995                            Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-58501 LDP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #073-58501 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                             [Signature of Bordman & Winnick]
West Bloomfield, MI                          BORDMAN & WINNICK
February 9, 1994                             Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Casa Ramon Apartments

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Project #122-44476
LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Casa Ramon Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as whole.

                                             [Signature of Bordman & Winnick]
West Bloomfield, MI                          BORDMAN & WINNICK
January 31, 1996                             Certified Public Accountants
                                             EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Casa Ramon Apartments

We have audited the accompanying balance sheet of Project #122-44476
LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #122-44476 LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                            [Signature of Bordman & Winnick]
West Bloomfield, MI                         BORDMAN & WINNICK
January 25, 1995                            Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Casa Ramon Apartments

We have audited the accompanying balance sheet of Project #122-44476
LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #122-44476 LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                            [Signature of Bordman & Winnick]
West Bloomfield, MI                         BORDMAN & WINNICK
February 5, 1994                            Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1995 and December 31, 1994. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Nu-Elm Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           [Signature of Bordman & Winnick]
West Bloomfield, MI                        BORDMAN & WINNICK
January 29, 1996                           Certified Public Accountants
                                           EIN 38-2900295

[Letterhead of BORDMAN & WINNICK]

                          Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1994 and December 31, 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #084-44035 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          [Signature of Bordman & Winnick]
West Bloomfield, MI                       BORDMAN & WINNICK
January 28, 1995                          Certified Public Accountants

[Letterhead of BORDMAN & WINNICK]

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as at December 31, 1993, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1993 and December 31, 1992. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #084-44035 LDP. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                           [Signature of Bordman & Winnick]
West Bloomfield, MI                        BORDMAN & WINNICK
January 30, 1994                           Certified Public Accountants

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

                          Independent Auditors' Report

The Partners
Buttonwood Acres at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying statement of assets, liabilities and partners equity (deficiency) of Buttonwood Acres at New Bedford (a Limited Partnership), Project No. 71-005-N, as of December 31, 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended, all prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (regulatory basis). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in Note 1, these financial statements have been prepared in conformity with the accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity (deficiency) of Buttonwood Acres at New Bedford (a Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, on the basis of accounting described in Note 1.

     As described in Note 1, the Partnership adopted a policy of recording its depreciation for certain property and equipment using estimated economic lives as required by the regulatory basis of accounting. Previously, the Partnership provided for its depreciation using recovery periods allowed by the Internal Revenue Code.

[Letterhead address]

The Partners
Buttonwood Acres at New Bedford
 (a Limited Partnership)

     In accordance with Government Auditing Standards, we have also issued reports dated February 5, 1996 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.

     This report is intended for the information of the partners and management of Buttonwood Acres at New Bedford, the Massachusetts Housing Finance Agency, and HUD. However, this report is a matter of public record and its distribution is not limited.

[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1996

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Buttonwood Acres at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Buttonwood Acres at New Bedford (a Limited Partnership), MHFA Project No. 71-5-N, as of December 31, 1994, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of certain property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Acres at New Bedford (a Limited Partnership) as of December 31, 1994, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 3, 1995

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditor's Report

The Partners
Buttonwood Acres at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Buttonwood Acres at New Bedford (a Limited Partnership), MHFA Project No 71-5-N, as of December 31, 1993, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of certain property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Acres at New Bedford (a Limited Partnership) as of December 31, 1993, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1994

[Letterhead address]

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Rockdale West at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying statement of assets, liabilities and partners' equity (deficiency) of Rockdale West at New Bedford (a Limited Partnership), MHFA Project No. 71-225-N, as of December 31, 1995, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended, all prepared on the basis of accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development (regulatory basis). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As described in Note 1, these financial statements have been prepared in conformity with the accounting and reporting practices prescribed by the U.S. Department of Housing and Urban Development, which is a comprehensive basis of accounting other than generally accepted accounting principles.


     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and partners' equity (deficiency) of Rockdale West at New Bedford (a Limited Partnership) as of December 31, 1995, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, on the basis of accounting described in Note 1.

     As described in Note 1, the Partnership adopted a policy of recording its depreciation for certain property and equipment using estimated economic lives as required by the regulatory basis of accounting. Previously, the Partnership provided for its depreciation using recovery periods allowed by the Internal Revenue Code.

[Letterhead address]

The Partners
Rockdale West at New Bedford
 (a Limited Partnership)

     In accordance with Government Auditing Standards, we have also issued reports dated February 5, 1996 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.

     This report is intended for the information of the partners and management of Rockdale West at New Bedford, the Massachusetts Finance Agency and HUD. However, this report is a matter of public record and its distribution is not limited.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1996

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Rockdale West at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Rockdale West at New Bedford (a Limited Partnership), MHFA Project No. 71-225-N, as of December 31, 1994, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of its property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Rockdale West at New Bedford (a Limited Partnership) as of December 31, 1994, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 3, 1995

[Letterhead address]

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Rockdale West at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Rockdale West at New Bedford (a Limited Partnership), MHFA Project No. 71-225-N, as of December 31, 1993, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of its property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Rockdale West at New Bedford (a Limited Partnership) as of December 31, 1993, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1994

[Letterhead address]

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1995, and the related statements of income, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1995, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     As described in Note 1, the Partnership adopted a policy of recording its depreciation for certain property and equipment using estimated economic lives as required by generally accepted accounting principles. Previously, the Partnership provided for its depreciation using recovery periods allowed by the Internal Revenue Code.

     In accordance with Government Auditing Standards, we have also issued reports dated February 5, 1996 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1996

[Letterhead address]

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth
 Limited Partnership
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1994, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of certain property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1994, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 3, 1995

[Letterhead address]

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth
 Limited Partnership
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1993, and the related statements of loss, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     As more fully described in Note 1 to the financial statements, the Partnership provides for depreciation of certain property and equipment using recovery periods allowed by the Internal Revenue Code under the Accelerated Cost Recovery System, instead of using estimated economic lives as required by generally accepted accounting principles.

     In our opinion, except for the effects of the matter discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1993, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1994

[Letterhead address]

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Decatur (Alta Vista) Apartments, Ltd.
Decatur, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Decatur (Alta Vista) Apartments, Ltd., Project No. 062-44012-LD, as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur (Alta Vista) Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of Decatur (Alta Vista) Apartments, Ltd.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Decatur (Alta Vista) Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                      Federal Employer
January 22, 1996                         Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Decatur (Alta Vista) Apartments, Ltd.
Decatur, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Dacatur (Alta Vista) Apartments, Ltd., Project No. 062-44012-LD, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.


We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur (Alta Vista) Apartments, Ltd. as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Decatur (Alta Vista) Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1995

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Decatur (Alta Vista) Apartments, Ltd.
Decatur, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Decatur (Alta Vista) Apartments, Ltd., Project No. 062-44012-LD, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur (Alta Vista) Apartments, Ltd. as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Decatur (Alta Vista) Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1994

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Florence Apartments (Hermitage Hills), Ltd.
Florence, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Florence Apartments (Hermitage Hills), Ltd., Project No. 062-44083-LD, as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florence Apartments (Hermitage Hills), Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of Florence Apartments (Hermitage Hills), Ltd.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements and the major HUD programs.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Florence Apartments (Hermitage Hills), Ltd.. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                           Federal Employer
January 22, 1996                              Identification Number: 63-0986156


Audit Principal: E.O. Browder, Jr.

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Florence Apartments (Hermitage Hills), Ltd.
Florence, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Florence Apartments
(Hermitage Hills), Ltd., Project No. 062-44083-LD, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Prorams (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reaasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florence Apartments (Hermitage Hills), Ltd. as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Florence Apartments (Hermitage Hills), Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 20, 1995

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Florence Apartments (Hermitage Hills), Ltd.
Florence, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabmam

We have audited the accompanying balance sheet of Florence Apartments
(Hermitage Hills), Ltd., Project No. 062-44083-LD, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florence Apartments (Hermitage Hills), Ltd. as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Florence Apartments (Hermitage Hills), Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

February 2, 1994

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd., Project No. 062-44065-LD, as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saraland Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of Saraland Apartments, Ltd.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Saraland Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd., Project No. 062-44065-LD, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saraland Apartments, Ltd. as of December 31, 1994, and the results of its operations, change in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Saraland Apartments, Ltd. will continue as a going concern. As discussed in NOTE F to the financial statements, the project has been placed on the Environmental Protection Agency's "Superfund Cleanup List" and is involved in a lawsuit regarding the clean up costs. Although the ultimate outcome of the lawsuit is not presently determinable, this condition raises substantial doubt about the ability of Saraland Apartments, Ltd. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Saraland Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES P.C

January 23, 1995

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd., Project No. 062-44065-LD, as of December 31, 1993, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saraland Apartments, Ltd. as of December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Saraland Apartments, Ltd. will continue as a going concern. As discussed in NOTE F to the financial statements, the project has been placed on the Environmental Protection Agency's "Superfund Cleanup List" and is involved in a lawsuit regarding the cleanup costs. Although the ultimate outcome of the lawsuit is not presently determinable, this condition raises substantial doubt about the ability of Saraland Apartments, Ltd. to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information on the last two pages is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Saraland Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly presented in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES. P.C.

January 31, 1994

[Letterhead of Crabtree, Crabtree & Hatter]

                          Independent Auditors's Report

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1995 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

It is the Partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1995 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year.

In accordance with Government Auditing Standards we have also issued a combined report dated January 31, 1996 on our consideration of the Partnership's internal control structure applicable to the financial statements and HUD assisted programs.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 to 25) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 31, 1996

[Letterhead of Crabtree, Crabtree & Hatter]

                          INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1994 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

It is the Partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1994 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 14 to 32) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 19, 1995

[Letterhead of Stewart R. Crabtree, C.P.A.]

                          INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

I have audited the accompanying balance sheet of University Gardens
Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1993 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

It is the partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that the audit be planned and performed to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1993 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year. My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 to 20) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of HUD Project No. 112-44200 LD. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


[Signature of Stewart R. Crabtree, CPA]

STEWART R. CRABTREE, CPA

Azle, Texas
February 10, 1994

[Letterhead of Crabtree, Crabtree & Hatter]

                          INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village
Apartments LTD., Project No. 112-44076 LD, (a limited partnership) as of December 31, 1995 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

It is the Partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1995 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year.

In accordance with Government Auditing Standards we have also issued a combined report dated February 2, 1996 on our consideration of the Partnership's internal control structure applicable to the financial statements and HUD assisted programs.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 16 to 24) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
February 2, 1996

[Letterhead of Crabtree, Crabtree & Hatter]

                          INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village
Apartments LTD., Project No. 113-44076-LDP, (a limited partnership) as of December 31, 1994 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

It is the Partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1994 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 14 to 32) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 21, 1995

[Letterhead of Stewart R. Crabtree, C.P.A.]

                          INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

I have audited the accompanying balance sheet of Southside Village
Apartments LTD., Project No. 113-44076-LDP, (a limited partnership) as of December 31, 1993 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

It is the partnership's policy to prepare its financial statements in the format prescribed by the Consolidated Audit Guide for Audits of HUD Programs issued July 1993. The formats for the financial statements prescribed by that Guide differ somewhat from those prescribed by generally accepted accounting principles.

I conducted the audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that the audit be planned and performed to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1993 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, except for the format differences explained in the second paragraph above, applied on a basis consistent with that of the preceding year. My audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting data included in this report (shown on pages 17 to 21) is presented for the purpose of additional analysis and is not a required part of the basic financial statements of HUD Project No. 113-44076-LDP. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Stewart R. Crabtree, C.P.A.]

STEWART R. CRABTREE, CPA

Azle, Texas
February 14, 1994

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                        Independent Auditor's Report


To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd., Project No. 062-44055-LD, as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickens Ferry Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of Dickens Ferry Apartments, Ltd.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report is presented for the purpose of additional analysis and are not a required part of the basic financial statements of Dickens Ferry Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder. Jr.

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd., Project No. 062-44055-LD, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the financial position of Dickens Ferry Apartments, Ltd. as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Dickens Ferry Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C

January 31, l995

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

                                                       HUD Field OFfice Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd., Project No. 062-44055-LD, as of December 31, 1993, and the related statements of profit and loss, changes in partner's equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickens Ferry Apartments, Ltd. as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Dickens Ferry Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1994

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd., Project No. 062-44045-LD, as of December 31, 1995, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonnie Doone Apartments, Ltd. as of December 31, 1995, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 22, 1996 on our consideration of Bonnie Doone Apartments, Ltd.'s internal control structure and reports dated January 22, 1996 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the nonmajor HUD program.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying information included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Bonnie Doone Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd., Project No. 062-44045-LD, as of December 31, 1994, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards issued by the Comptroller General of the United States and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonnie Doone Apartments, Ltd. as of December 31, 1994, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Bonnie Doone Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1995

[Letterhead of BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd., Project No. 062-44045-LD, as of December 31, 1993, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Governmenet Auditing Standards issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Office of Inspector General in July 1993. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonnie Doone Apartments, Ltd. as of December 31, 1993, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Bonnie Doone Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1994

[Letterhead of Ruljancich Blume Loveridge & Co., PLLC]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208 (a limited partnership), sponsor of FHA Project No. 171-44038, as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditinq Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditinq Standards, we have also issued a report dated January 24, 1996 on our consideration of the Partnership's internal control structure and reports dated January 24, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1995 and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

January 24, 1996

[Letterhead of Ruljancich Blume Loveridge & Co.]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208 (a limited partnership), sponsor of FHA Project No. 171-44038, as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208 as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1994, and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

January 23, 1995

[Letterhead of Ruljancich Blume Loveridge & Co., PLLC]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd.
(a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1996 on our consideration of the Partnership's internal control structure and reports dated February 5, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1995, and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

February 5, 1996

[Letterhead of Ruljancich Blume Loveridge & Co., PLLC]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd.
(a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1994, and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

February 4, 1995

[Letterhead of Ruljancich Blume Loveridge & Co., PLLC]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, an Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 1995 and 1994, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, an Oregon Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 2, 1996 on our consideration of the Partnership's internal control structure and reports dated February 2, 1996 on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1995 and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

February 2, 1996

[Letterhead of Ruljancich Blume Loveridge & Co.]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, an Oregon Limited Partnership. sponsor of FHA Project No. 126-44134, as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, an Oregon Limited Partnership, as of December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 17 is presented for purposes of additional analysis for the year ended December 31, 1994, and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

[Signature of Ruljancich, Blume, Loveridge & Co.]

January 31, 1995

[Letterhead of Dickey & Wolf, LLC)

                          INDEPENDENT AUDITORS' REPORT

To the Partners
BiCentennial Associates, Ltd.
Houston, TX

We have audited the accompanying balance sheet of BICENTENNIAL ASSOCIATES, LTD. (a Texas Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BICENTENNIAL ASSOCIATES, LTD. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of ($5,179,731) during the year ended December 31, 1995, and at that date was in default on a wraparound purchase note payable (Note 3). These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

The ability of the Partnership to continue depends upon its ability to obtain additional or restructured financing and ultimately to attain a level of operating profit sufficient to enable it to meets its obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Signature of Dickey & Wolf]

DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 26, 1996

[Letterhead of Dickey, Franklin & Wolf, LLC]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
BiCentennial Associates, Ltd.
Houston, TX

We have audited the accompanying balance sheet of BICENTENNIAL ASSOCIATES, LTD, FHA Project Number 114-35195 (a Limited Partnership), as of December 31, 1994, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BICENTENNIAL ASSOCIATES, LTD. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $(891,421) during the year ended December 31, 1994, and at that date was in default on a wraparound purchase note payable (Note 3). These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

To the Partners
BiCentennial Associates, Ltd.
Page Two

The ability of the Partnership to continue depends upon its ability to obtain additional or restructured financing and ultimately to attain a level of operating profit sufficient to enable it to meet its obligations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Signature of Dickey, Franklin & Wolf, LLC]

DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

[Letterhead of Dickey, Franklin, Halbhuber & Cook]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
BiCentennial Associates, Ltd.
Houston, TX

We have audited the accompanying balance sheet of BICENTENNIAL ASSOCIATES, LTD, FHA Project Number 114-35195 (a Limited Partnership), as of December 31, 1993, and the related statements of profit and loss (on HUD Form No. 92410), partners' equity (deficiency) and cash flows for the year then ended. These financial statments are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BICENTENNIAL ASSOCIATES, LTD. as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As shown in the financial statements, the Partnership incurred a net loss of $(858,764) during the year ended December 31, 1993, and at that date was in default on a wraparound purchase note payable (Note 3). These conditions raise substantial doubt about the Partnership's ability to continue as a going concern.

To the Partners
BiCentennial Associates, Ltd.
Page Two

The ability of the Partnership to continue depends upon its ability to obtain additional or restructured financing and ultimately to attain a level of operating profit sufficient to enable it to meet its obligations. The financial statements do not include any ajdustments that might result from the outcome of this uncertainty.

[Signature of Dickey, Franklin, Halbhuber &  Cook]

DICKEY, FRANKLIN, HALBHUBER & COOK
Certified Public Accountants

Harrisonville, MO
January 29, 1994

[Letterhead of Deloitte & Touche LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bellfort Associates, Ltd.
Houston, Texas

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of December 31, 1995, 1994 and 1993, and the related statements of operations, partners' deficiency and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership could experience liquidity problems which raises substantial doubt about its ability to continue as a going concern. The Partnership's plans concerning this matter are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Signature of Deloitte & Touche LLP]

February 9, 1996

[Letterhead of Williams Benator & Libby, LLP]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd. as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LLP]

Atlanta, Georgia
January 29, 1996

[Letterhead of Williams Benator & Libby]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheeets of Cloisters Associates, Ltd. as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby]

Atlanta, Georgia
February 6, 1995

[Letterhead of Williams Benator & Libby, LLP]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LLP]

Atlanta, Georgia
January 29, 1996

[Letterhead of Williams Benator & Libby]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby]

Atlanta, Georgia
January 17, 1995

[Letterhead of Mauldin & Jenkins]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

     We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1995, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

[Signature of Mauldin & Jenkins]

Atlanta, Georgia
January 24, 1996

[Letterhead of Mauldin & Jenkins]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

     We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 1995, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Signature of Mauldin & Jenkins]

Atlanta, Georgia
February 2, 1996

[Letterhead of Mauldin & Jenkins]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Ware Manor Associates
Waycross, Georgia

     We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of December 31, 1995, 1994 and 1993 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

[Signature of Mauldin & Jenkins]

Atlanta, Georgia
January 25, 1996

[Letterhead of Williams Benator & Libby, LLP]

                          INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LLP]

Atlanta, Georgia
January 30, 1996

[Letterhead of Williams Benator & Libby, LLP

                          INDEPENDENT AUDITORS' REPORT
Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LLP

Atlanta, Georgia
January 17, 1995

[Letterhead of Williams Benator & Libby, LLP]

                          INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates as of December 31, 1995 and 1994, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LPP]

Atlanta, Georgia
January 25, 1996

[Letterhead of Williams Benator & Libby, LLP

                          INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates as of December 31, 1994 and 1993, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statement referred to above prevent fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

[Signature of Williams Benator & Libby, LLP

Atlanta, Georgia
January 19, 1995

[Letterhead of Mauldin & Jenkins]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

     We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of December 31, 1995, 1994 and 1993, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of December 31, 1995, 1994 and 1993, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

[Signature of Mauldin & Jenkins]

Atlanta, Georgia
February 2, 1996

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

     We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 13 through 15 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

     We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 12 through 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

     We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1995 and 1994, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1995 and 1994, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

     We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1994 and 1993, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1994 and 1993, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on pages 11 through 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1995

[Letterhead KPMG Peat Marwick LLP]

                           Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheet of Caroline Forest
Apartments (A Virginia Limited Partnership) as of December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of KPMG Peat Marwick LLP]


February 9, 1996

[Letterhead of KPMG Peat Marwick LLP]

                          Independent Auditors' Report


The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheet of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1994, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of KPMG Peat Marwick LLP]



February 3, 1995

[Letterhead of KPMG Peat Marwick]

                          Independent Auditors' Report


The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheet of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1993, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


[Signature of KPMG Peat Marwick]

February 4, 1994

               Report of Independent Public Accountant

To the Partners of
 Park of Pecan I, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN I, LTD., (a Texas limited partnership) as of December 31, 1995, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, 1995, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[Signature of Randal B. McDonald Jr., CPA]

March 15, 1996,
Houston, Texas.

                    Report of Independent Public Accountant

To the Partners of
 Park of Pecan I, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN I, LTD., (a Texas limited partnership) as of December 31, 1994, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, 1994, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[Signature of Randal B. McDonald Jr., CPA]

February 27, 1995,
Houston, Texas.

                      Report of Independent Public Accountant

To the Partners of
 Park of Pecan I, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN I, LTD., (a Texas limited partnership) as of December 31, 1993, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, 1993, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[Signature of Randal B. McDonald Jr., CPA]

March 8, 1994,
Houston, Texas.

                Report of Independent Public Accountant

To the Partners of
 Park of Pecan II, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN II, LTD., (a Texas limited partnership) as of December 31, 1995, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1995, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

[Signature of Randal B. McDonald Jr., CPA]

March 15, 1996,
Houston, Texas.

                Report of Independent Public Accountant

To the Partners of
 Park of Pecan II, Ltd.:


I have audited the accompanying balance sheet of PARK OF PECAN II, LTD., (a Texas limited partnership) as of December 31, 1994, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1994, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[Signature of Randal B. McDonald Jr., CPA]

February 27, 1995,
Houston, Texas.

                  Report of Independent Public Accountant

To the Partners of
 Park of Pecan II, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN II, LTD., (a Texas limited partnership) as of December 31, 1993, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1993, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency. The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


[Signature of Randal B. McDonald Jr., CPA]

March 8, 1994,
Houston, Texas.

                 [WEINTRAUB, NESSEL & SMITH, PLLC, LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Weintraub, Nessel & Smith, PLLC]


WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 7, 1996

                     [WEINTRAUB, NESSEL & SMITH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of December, 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Weintraub, Nessel & Smith]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants


February 10, 1995

                     [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Weintraub, Nessel & Smith, PLLC]

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants


February 12, 1996

                     [WEINTRAUB, NESSEL & SMITH LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT


To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of
December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

[Signature of  Weintraub, Nessel & Smith]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants


February 4, 1995

[Letterhead of DELOITTE & TOUCHE LLP]


INDEPENDENT AUDITORS' REPORT

To the Partners of
Cranbrook Manor Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the accompanying balance sheet of Cranbrook Manor Apartments Limited Partnership (a Michigan Limited Partnership) Project No. 047-44002-LDP-SUP, as of December 31, 1995, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the financial statements, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP on pages 12-18 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 8, 1996, on our consideration of the Partnership's internal control structure and a report dated February 8, 1996, on its compliance with laws and regulations.


[Signature of Deloitte & Touche, LLP]

February 8, 1996

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500

[Letterhead of DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Cranbrook Manor Apartments
  Limited Partnership
Farmington Hills, Michigan

We have audited the financial statements of Cranbrook Manor Apartments
Limited Partnership (a Michigan Limited Partnership) Project No.
047-44002-LDP-SUP, listed in the accompanying Table of Contents, as of and for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP as of December 31, 1994, and the results of its operations, the changes in its partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying Table of Contents, which are also the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP. Such schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Deloitte & Touche, LLP]

January 23, 1995

Audit Partner: Philip M. Goy
Telephone No.: (313) 396-3675
Federal Tax Employer Identification Number: 13-5133500

[DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Cranbrook Manor Apartments
  Limited Partnership
Farmington Hills, Michigan

We have audited the financial statements of Cranbrook Manor Apartments Limited Partnership (a Michigan Limited Partnership) Project No.
047-44002-LDP-SUP, listed in the accompanying Table of Contents, for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP as of December 31, 1993, and the results of its operations, the changes in its partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying Table of Contents, which are also the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP. Such schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Deloitte & Touche]

January 20, 1994

Audit Partner: Philip M. Goy
Telephone No.: (313) 396-3675
Federal Tax Employer Identification Number: 13-5133500

[Letterhead of DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Oakbrook Villa Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the accompanying balance sheet of Oakbrook Villa Apartments Limited Partnership (a Michigan Limited Partnership) Project No. 044-44001-LDP as of December 31, 1995, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001-LDP as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Oakbrook Villa Apartments (Project No. 044-44001-LDP) on pages 11-16, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 21, 1996, on our consideration of Oakbrook Villa's internal control structure and a report dated February 21, 1996, on its compliance with laws and regulations.

[Signature of Deloitte & Touche, LLP]

February 21, 1996

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500

[Letterhead of DELOITTE & TOUCHE LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Oakbrook Villa Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the financial statements of Oakbrook Villa Apartments
Limited Partnership (a Michigan Limited Partnership) Project No. 044-44001-LDP, listed in the accompanying Table of Contents, as of and for the year ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001-LDP as of December 31, 1994, and the results of its operations, the changes in its partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying Table of Contents, which are also the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001-LDP. Such schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Deloitte & Touche, LLP]

January 30, 1995

Audit Partner: Philip M. Goy
Telephone No.: (313) 396-3675
Federal Tax Employer Identification Number: 13-5133500

[Letterhead of DELOITTE & TOUCHE]

INDEPENDENT AUDITORS' REPORT

To the Partners of
  Oakbrook Villa Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the financial statements of Oakbrook Villa Apartments
Limited Partnership (a Michigan Limited Partnership) Project No. 044-44001-LDP, listed in the accompanying Table of Contents, for the year ended December 31, 1993. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001-LDP as of December 31, 1993, and the results of its operations, the changes in its partners' deficit and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in the accompanying Table of Contents, which are also the responsibility of the Partnership's management, are presented for purposes of additional analysis and are not a required part of the basic financial statements of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001-LDP. Such schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

[Signature of Deloitte & Touche]

January 21, 1994

Audit Partner: Philip M. Goy
Telephone No.: (313) 396-3675
Federal Tax Employer Identification Number: 13-5133500

                     [Letterhead of BORDMAN & WINNICK]
                       CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT


To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Limited Partnership) as of December 31, 1995, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1994 and 1995. These financial statements are the responsibility of the Development's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1995, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 9 to 15) is presented for the purposes of additional analysis and are not a required part of the financial statements of MSHDA Development No. 277. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                     [Signature of Bordman & Winnick]

West Bloomfield, MI                  BORDMAN & WINNICK
January 31, 1996                     Certified Public Accountants

                     [Letterhead of BORDMAN & WINNICK]
                       CERTIFIED PUBLIC ACCOUNTANTS

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Limited Partnership) as of December 31, 1994, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1993 and 1994. These financial statements are the responsibility of the Development's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1994, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental data included in the report (shown on pages 9 to 15) is presented for the purposes of additional analysis and are not a required part of the financial statements of MSHDA Development No. 277. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                     [Signature of Bordman & Winnick]

West Bloomfield, MI                  BORDMAN & WINNICK
January 25, 1995                     Certified Public Accountants

                     [Letterhead of BORDMAN & WINNICK]
                       CERTIFIED PUBLIC ACCOUNTANTS


To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Project No. 277 of Pebble Creek LDHA (A Limited Partnership) as at December 31, 1993, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1992 and 1993. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MSHDA Project No. 277 as at December 31, 1993, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report (shown on pages 9 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of MSHDA Project No. 277. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


                                     [Signature of Bordman & Winnick]

West Bloomfield, MI                  BORDMAN & WINNICK
January 25, 1994                     Certified Public Accountants

[Letterhead of  WEINTRAUB, NESSEL & SMITH, PLLC]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of December 31, 1995 and 1994 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, ovidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of December 31, 1995 and 1994 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Weintraub, Nessel & Smith, PLLC]

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 8, 1996

[Letterhead of WEINTRAUB, NESSEL & SMITH]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034


We have audited the accompanying Comparative Balance Sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of December 31, 1994 and 1993 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of December 31, 1994 and 1993 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


[Signature of Weintraub, Nessel & Smith]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

February 1, 1995

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Greenwood Manor, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Greenwood Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 9, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Greenwood Manor, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Greenwood Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 30, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Greenwood Manor, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Greenwood Manor, Ltd., management and Hutton and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 27, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Malvern Manor, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Malvern Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 8, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Malvern Manor, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Malvern Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 14, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Malvern Manor, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Malvern Manor, Ltd., management and Hutton and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 2, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT


To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Hereford Manor, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Hereford Manor, Ltd., management and Cambridge and should not be used for any other purpose.



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 7, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT


To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Hereford Manor, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Hereford Manor, Ltd., management and Cambridge and should not be used for any other purpose.



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 17, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Hereford Manor, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Hereford Manor, Ltd., management and Hutton and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 4, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:


We have audited the accompanying special-purpose balance sheet of Henslee Heights, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Henslee Heights, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 12, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:


We have audited the accompanying special-purpose balance sheet of Henslee Heights, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Henslee Heights, Ltd., management and Cambridge and should not be used for any other purpose.



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 12, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:


We have audited the accompanying special-purpose balance sheet of Henslee Heights, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Henslee Heights, Ltd., management and Hutton and should not be used for any other purpose.



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 3, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Oakwood Manor, Ltd. (the "Partnership") as of Decemher 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obitain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, l995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note l.

This report is intended solely for the information and use of the partners of Oakwood Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 22, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Oakwood Manor, Ltd. (the "Partnership") as of Decemher 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, l994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note l.

This report is intended solely for the information and use of the partners of Oakwood Manor, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 13, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:


We have audited the accompanying special-purpose balance sheet of Oakwood Manor, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Oakwood Manor, Ltd., management and Hutton and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 22, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT


To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of West Scenic Apartments, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of West Scenic Apartments, Ltd., management and Cambridge and should not be used for any other purpose.



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 23, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of West Scenic Apartments, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantages Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of West Scenic Apartments, Ltd., management and Cambridge and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 9, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of West Scenic Apartments, Ltd. (the "Partnership") as of December 31, 1993, ant the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantages Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of West Scenic Apartments, Ltd., management and Hutton and should not be used for any other purpose.


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


January 22, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Robindale East Apartments, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 23, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantages Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Robindale East Apartments, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

February 9, 1995

                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantages Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Robindale East Apartments, Ltd., management and Hutton and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 21, 1994



                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Southwest Apartments, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

February 2, 1996



                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Southwest Apartments, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 27, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantaged Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Southwest Apartments, Ltd., management and Hutton and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 31, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We have audited the accompanying special-purpose balance sheet of Valley Arms, Ltd. (the "Partnership") as of December 31, 1995, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Valley Arms, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 30, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We have audited the accompanying special-purpose balance sheet of Valley Arms, Ltd. (the "Partnership") as of December 31, 1994, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantages Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Valley Arms, Ltd., management and Cambridge and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

January 24, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of JEFFREY, PHILLIPS, MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We have audited the accompanying special-purpose balance sheet of Valley Arms, Ltd. (the "Partnership") as of December 31, 1993, and the related special-purpose statements of profit and loss, partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Hutton Advantages Properties Limited Partnership ("Hutton"), and on the basis of accounting practices specified by the management of Hutton. These financial statements are not intended to be a presentation in conformity with generally accepted accounting principles.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1993, and the results of its operations and its cash flows for the year then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of Valley Arms, Ltd., management and Hutton and should not be used for any other purpose.

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

February 4, 1994


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

[Letterhead of Bick Fredman & Co. Certified Public Accountants]

                         Independent Auditor's Report

The General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

      We have audited the accompanying balance sheet of Lancaster Manor Associates, Ltd. (A California Limited Partnership), as of December 31, 1995, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Manor Associates, Ltd. as of December 31, 1994 were audited by other auditors whose report, dated January 20, 1995, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor
Associates, Ltd. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

      In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1996 on our consideration of Lancaster Manor Associates, Ltd.'s internal control structure and a report dated January 23, 1996 on its compliance with laws and regulations.

[Signature of Bick Fredman & Co.]

Cleveland, Ohio
January 23, 1996

Members: Private Companies Practice Section American Institute of Certified Public Accountants, Ohio Society of Certified Public Accountants

[Letterhead of Ciuni & Panichi, Inc. Certified Public Accountants]

                         INDEPENDENT AUDITOR'S REPORT

General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

      We have audited the accompanying balance sheet of Lancaster Manor Associates, Ltd. (A California Limited Partnership), as of December 31, 1994, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Manor Associates, Ltd. as of December 31, 1993 were audited by other auditors whose report, dated January 19, 1994, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor Associates, Ltd. as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[Signature of Ciuni & Panichi, Inc.]

Cleveland, Ohio
January 20, 1995

[Addresses]

[Letterhead of Hausser + Taylor]

General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

                         Independent Auditors' Report

      We have audited the accompanying balance sheet of Lancaster Manor Associates, Ltd. (A California Limited Partnership), as of December 31, 1993, and the related statements of operations, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Lancaster Manor Associates, Ltd. as of December 31, 1992 were audited by other auditors whose report, dated February 1, 1993, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor Associates, Ltd. as of December 31, 1993, the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

[Signature of Hausser + Taylor]

Cleveland, Ohio
January 19, 1994


BUSINESS ADVISORS AND CERTIFIED PUBLIC ACCOUNTANTS / MEMBERS OF MOORES ROWLAND INTERNATIONAL

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                                                                                  March 25
                                                                       ------------------------------
                                                                            1996             1995
                                                                       -------------    -------------

                                    ASSETS

Property and equipment - at cost, less accumulated depreciation
        (Notes 2, 4 and 6)                                             $ 149,262,982    $ 158,506,188
Cash and cash equivalents (Notes 2 and 10)                                 2,651,994        3,190,963
Cash - restricted for tenants' security deposits                           1,510,971        1,525,385
Mortgage escrow deposits (Notes 5 and 6)                                  10,523,258        9,349,023
Prepaid expenses and other assets (Note 8)                                 1,661,130        1,542,001
                                                                       -------------    -------------
        Total assets                                                   $ 165,610,335    $ 174,113,560
                                                                       =============    =============


                       LIABILITIES AND PARTNERS DEFICIT

Liabilities
        Mortgage notes payable (Note 6)                                $  94,374,639    $  96,599,104
        Purchase money notes payable (Note 7)                             89,795,242       89,795,242
        Due to selling partners (Note 7)                                  97,169,422       87,893,936
        Accounts payable, accrued expenses and other liabilities           3,620,602        3,431,083
        Tenants' security deposits payable                                 1,451,411        1,441,424
        Due to general partners of subsidiaries and their affiliates       2,380,398        2,337,008
        Due to general partners and affiliates (Note 8)                    1,403,448        1,565,844
                                                                       -------------    -------------
                                                                         290,195,162      283,063,641
                                                                       -------------    -------------

Minority interest (Note 2)                                                   150,518          141,231

Commitments and contingencies (Notes 6, 7, 8 and 10)

Partners deficit                                                        (124,735,345)    (109,091,312)
                                                                       -------------    -------------

        Total liabilities and partners deficit                         $ 165,610,335    $ 174,113,560
                                                                       =============    =============



See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Year Ended March 25
                                                                 ---------------------------------------------
                                                                     1996            1995            1994
                                                                 ------------    ------------    ------------
Revenues
        Rentals, net                                             $ 35,554,772    $ 34,385,489    $ 33,422,315
        Other                                                       1,774,414       1,568,023       1,558,433
                                                                 ------------    ------------    ------------

                                                                   37,329,186      35,953,512      34,980,748
                                                                 ------------    ------------    ------------
Expenses
        Selling and renting                                           420,904         457,672         341,338
        Administrative and management                               4,960,853       4,802,606       4,681,141
        Administrative and management-related parties (Note 8)      2,417,492       2,294,869       2,267,769
        Operating                                                   5,930,235       5,908,210       6,246,595
        Repairs and maintenance                                     9,210,318       8,163,052       7,549,137
        Taxes and insurance                                         4,721,099       4,561,058       4,541,799
        Financial, principally interest                            14,415,543      14,757,383      14,775,635
        Depreciation                                                6,529,518       8,611,030       8,602,997
        Provision for impairment of assets (Note 4)                 4,343,215               0               0
                                                                 ------------    ------------    ------------

                                                                   52,949,177      49,555,880      49,006,411
                                                                 ------------    ------------    ------------

                                                                  (15,619,991)    (13,602,368)    (14,025,663)

Minority interest in (income) loss of subsidiaries                    (24,042)          3,705           4,627
                                                                 ------------    ------------    ------------

Net loss                                                         $(15,644,033)   $(13,598,663)   $(14,021,036)
                                                                 ============    ============    ============
Net loss allocable to:
        General Partners                                         $   (156,440)   $   (135,987)   $   (140,210)
        Limited Partners                                          (15,487,593)    (13,462,676)    (13,880,826)
                                                                 ------------    ------------    ------------

                                                                 $(15,644,033)   $(13,598,663)   $(14,021,036)
                                                                 ============    ============    ============
Number of limited partnership units outstanding                        12,074          12,074          12,074
                                                                 ============    ============    ============
Net loss per limited partnership unit                            $     (1,283)   $     (1,115)   $     (1,150)
                                                                 ============    ============    ============



See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT





                               Total       Limited Partners  General Partners
                           -------------   ----------------  ----------------

Balance - March 26, 1993   $ (81,471,613)   $ (80,119,372)     $(1,352,241)

Net loss                     (14,021,036)     (13,880,826)        (140,210)
                           -------------    -------------      -----------

Balance - March 25, 1994     (95,492,649)     (94,000,198)      (1,492,451)

Net loss                     (13,598,663)     (13,462,676)        (135,987)
                           -------------    -------------      -----------

Balance - March 25, 1995    (109,091,312)    (107,462,874)      (1,628,438)

Net loss                     (15,644,033)     (15,487,593)        (156,440)
                           -------------    -------------      -----------

Balance - March 25, 1996   $(124,735,345)   $(122,950,467)     $(1,784,878)
                           =============    =============      ===========



See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                           Year Ended March 25
                                                                               --------------------------------------------
                                                                                   1996            1995            1994
                                                                               ------------    ------------    ------------
Cash flows from operating activities:
Net loss                                                                       $(15,644,033)   $(13,598,663)   $(14,021,036)
                                                                               ------------    ------------    ------------
Adjustments to reconcile net loss to net cash provided
        by operating activities:
        Depreciation                                                              6,529,518       8,611,030       8,602,997
        Provision for impairment of assets                                        4,343,215               0               0
        Minority interest in income (loss) of subsidiaries                           24,042          (3,705)         (4,627)
        (Increase) decrease in assets:
                Cash-restricted for tenants' security deposits                       14,414          (5,923)        (33,178)
                Mortgage escrow deposits-real estate taxes,
                  insurance and other                                              (743,534)       (234,935)       (168,835)
                Prepaid expenses and other assets                                  (119,129)       (135,979)        (65,219)
        Increase (decrease) in liabilities:
                Due to selling partners                                          10,984,742      11,007,205      10,985,141
                Payments of interest to selling partners                         (1,709,256)     (2,039,912)     (2,346,872)
                Accounts payable, accrued expenses and other liabilities            189,519        (759,194)         20,704
                Tenants' security deposits payable                                    9,987          13,939          25,575
                Due to general partners of subsidiaries and their affiliates        242,872         118,403         150,722
                Due to general partners of subsidiaries and their affiliates       (199,482)       (300,564)       (151,280)
                Due to general partners and affiliates                             (162,396)        427,181         413,178
                                                                               ------------    ------------    ------------

                Total adjustments                                                19,404,512      16,697,546      17,428,306
                                                                               ------------    ------------    ------------

                Net cash provided by operating activities                         3,760,479       3,098,883       3,407,270
                                                                               ------------    ------------    ------------

Cash flows from investing activities:
        Net acquisition of property and equipment                                (1,629,527)     (1,749,528)     (1,139,873)
        (Increase) decrease in mortgage escrow deposits -
                replacement reserves                                               (430,701)        207,890        (106,782)
                                                                               ------------    ------------    ------------

        Net cash used in investing activities                                    (2,060,228)     (1,541,638)     (1,246,655)
                                                                               ------------    ------------    ------------

Net cash from operating and investing activities,
        carried forward                                                           1,700,251       1,557,245       2,160,615



See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (CONTINUED)



                                                                   Year Ended March 25
                                                        -----------------------------------------
                                                           1996           1995           1994
                                                        -----------    -----------    -----------

Net cash from operating and investing activities,
        brought forward                                   1,700,251      1,557,245      2,160,615
                                                        -----------    -----------    -----------
Cash flows from financing activities:
        Principal payment of mortgage notes payable      (2,224,465)    (4,329,914)    (1,930,219)
        Proceeds from mortgage notes payable                      0      2,355,444              0
        Decrease in minority interest                       (14,755)       (38,519)        (9,975)
                                                        -----------    -----------    -----------

                Net cash used in financing activities    (2,239,220)    (2,012,989)    (1,940,194)
                                                        -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents       (538,969)      (455,744)       220,421

Cash and cash equivalents at beginning of year            3,190,963      3,646,707      3,426,286
                                                        -----------    -----------    -----------

Cash and cash equivalents at end of year                $ 2,651,994    $ 3,190,963    $ 3,646,707
                                                        ===========    ===========    ===========

Supplemental disclosure of cash flows information:

        Cash paid during the year for interest          $ 4,972,715    $ 5,255,926    $ 5,976,889
                                                        ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 1  -       Organization

        Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Limited Partnership) (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on June 28, 1984. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates existing Apartment Complexes that are financed and/or operated with some form of local, state or federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

        The General Partners of the Partnership are Assisted Housing Associates Inc., (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), Related Beta Corporation (the "Related General Partner"), an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("C/R Special"), a Massachusetts limited partnership. The general partners of Cambridge/Related Associates are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership.

        Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985 and no further issuance of initial limited partnership interests or additional limited partnership interests is anticipated.

        The Partnership holds an interest in 61 Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance.

        The terms of the Limited Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the general partners.


NOTE 2  -       Summary of Significant Accounting Policies

        a)      Going Concern

                The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership have been prepared assuming the Partnership will continue as a going concern. As discussed in
Note 7, the principal of and all accrued interest on the purchase money notes are at maturity which will occur during 1996. The Partnership expects that upon maturity, it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes. In addition, as discussed in Note 11, the auditors of six (Fiscal
1995) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships to continue in existence.

        b)      Basis of Consolidation

                The consolidated financial statements include the accounts of the Partnership and 61 subsidiary partnerships in which the Partnership is a limited partner, with an ownership interest of 98.99%.

                For financial reporting purposes, the Partnership's fiscal year ends March 25. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March 25.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 2  -       Summary of Significant Accounting Policies (Continued)

        b)      Basis of Consolidation (Continued)

                All intercompany accounts and transactions have been eliminated in consolidation.

                Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

                Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $101,872, $54,476 and $54,614 for the years ended March 25, 1996, 1995 and 1994, respectively (the 1995, 1994 and 1 Fiscal Years). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

        c)      Property and Equipment

                Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. (Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings.) A provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be permanently impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership has recorded approximately $4,343,000 as an allowance for loss on impairment of assets.

        d)      Interest Subsidies

                Interest expense has been reduced by interest subsidies
(Note 7).

        e)      Cash and Cash Equivalents

                Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

        f)      Income Taxes

                No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 2  -       Summary of Significant Accounting Policies (Continued)

        g)      Loss Contingencies

                The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonabl estimated. In addition, the Partnership evaluates the amount of a potential environmental liability independently from any potential claim for recovery.

        h)      Use of Estimates

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        i)      Accounting Pronouncements Not Yet Implemented

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable.

        Effective March 26, 1996, the Partnership intends to adopt SFAS No. 121, consistent with the required adoption period. The Partnership does not expect the implementation to have a material impact on its financial condition or its future results of operations.

        j)      Reclassification of Financial Statement Presentation

        Certain reclassifications have been made to the Fiscal 1994 and Fiscal 1993 financial statements to conform with the Fiscal 1995 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.


NOTE 3  -       Fair Value of Financial Instruments

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

        Cash and Cash Equivalents, Mortgage Escrow Deposits and
Cash-Restricted for Tenants' Security Deposits

        The carrying amount approximates fair value.

        Mortgage Notes Payable

        The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 3  -       Fair Value of Financial Instruments (Continued)

        The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                   March 25, 1996              March 25, 1995
                                             -------------------------   -------------------------
                                              Carrying                    Carrying
                                               Amount       Fair Value     Amount       Fair Value
                                             -----------   -----------   -----------   -----------
Mortgage Notes Payable for which it is:
        Practicable to estimate fair value   $45,880,526   $45,801,035   $47,475,618   $49,361,339
        Not practicable to estimate
          fair value                         $48,494,113           (a)   $49,123,486           (a)

Purchase money notes
        payable for which it is:
        Not practicable to estimate
          fair value                         $89,795,242           (b)   $89,795,242           (b)

Due to selling partners for
        which it is:
        Not practicable to estimate
          fair value                         $97,169,422           (b)   $87,893,936           (b)

        (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

        (b) For the reasons discussed in Note 7 it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

        The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.


NOTE 4 -        Property and Equipment

        The components of property and equipment and their estimated useful lives are as follows:

                                              March 25
                                  -----------------------------    Estimated
                                      1996             1995       Useful Lives
                                  ------------     ------------   ------------
Land                              $ 13,820,896     $ 14,746,758
Buildings and improvements         220,601,742      222,942,263    15-40 Years
Furniture and fixtures               9,495,438        9,052,621     5-10 Years
                                  ------------     ------------

                                   243,918,076      246,741,642

Less:  Accumulated depreciation    (94,655,094)     (88,235,454)
                                  ------------     ------------

                                  $149,262,982     $158,506,188
                                  ============     ============

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 4 -        Property and Equipment (continued)

        Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

        Depreciation expense for the 1995, 1994 and 1993 Fiscal Years amounted to $6,529,518, $8,611,030 and $8,602,997, respectively.

        (a) Bicentennial Associates, Ltd. has experienced significant cash flow problems and is presently in default on the underlying mortgage and wraparound mortgage note payable. Beal Bank, the present holder of the underlying mortgage has provided formal notice of their intent to foreclose. As a result of the current period loss combined with a history of operating and cash flows losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $4,343,215 and reported separately in the Consolidated Statements of Operations. The amount of the impairment loss was determined based on the difference in the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount of $1,050,000.


NOTE 5  -       Mortgage Escrow Deposits

        Mortgage escrow deposits consist of the following:

                                                         March 25
                                                ---------------------------
                                                   1996            1995
                                                -----------     -----------
        Reserves for replacements               $ 6,321,523     $ 5,890,822
        Real estate taxes, insurance and other    4,201,735       3,458,201
                                                -----------     -----------

                                                $10,523,258     $ 9,349,023
                                                ===========     ===========

NOTE 6  -       Mortgage Notes Payable

        The mortgage notes are payable in aggregate monthly installments of approximately $672,000, including principal and interest at rates varying from 3% to 11.4% per annum, through June 2023. Each subsidiary partnerships mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

        Under the terms of regulatory agreements with the Secretary of the U.S. Department of Housing and Urban Development ("HUD"), subsidiary partnerships with mortgage note balances aggregating approximately $66,600,000 and $63,600,000 at December 31, 1995 and 1994, respectively, providing for interest at rates ranging from 3.0% to 11.4% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

        In addition, one subsidiary partnership with mortgage note balances of approximately $4,523,000 and $4,600,000 at December 31, 1995 and 1994,
respectively, entered into interest reduction subsidy agreements with the Massachusetts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 6  -       Mortgage Notes Payable (continued)

        Annual principal payment requirements for each of the next five fiscal years are as follows:

        Year Ending December 31                       Amount
        -----------------------                    -----------
                 1996                              $ 2,381,346
                 1997                                2,565,027
                 1998                                2,755,870
                 1999                                2,963,842
                 2000                                3,179,832
                 Thereafter                         80,528,722
                                                   -----------
                   Total                           $94,374,639
                                                   ===========

        The mortgage agreements require monthly deposits to replacements reserves of approximately $180,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).


NOTE 7  -       Purchase Money Notes Payable

        Purchase Money Notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates. A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 12% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). Purchase money notes at March 25, 1996 and 1995 include $4,336,417 of interest accrued through August 31, 1989.

        The purchase money notes, which provide for simple interest through maturity during the period August through December 1996, will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note.

        The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to three additional years (four years with respect to three subsidiary partnerships). Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

        The purchase money notes of two subsidiary partnerships (Bicentennial Associates, Ltd. and Bellfort Associates, Ltd.) wrap around and include in their principal the principal of underlying mortgage notes. The outstanding principal of the underlying mortgage notes on March 25, 1996 was $9,076,991. During 1991, the two subsidiary partnerships were notified by HUD that the debt to HUD had been accelerated. The two subsidiary partnerships were in the process of negotiating a workout with HUD. In March 1996, Bicentennial Associates, Ltd. was sold and in December 1995, HUD announced its intention to sell the mortgage on Bellfort Associates, Ltd. during the second quarter of 1996. (See Note 10)

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 7  -       Purchase Money Notes Payable (continued)

        Distributions aggregating approximately $1,390,000 $1,385,000 and $1,385,000 were made to the Partnership during each of the years ended March 25, 1996, 1995, and 1994, respectively, of which approximately $834,000, $790,000 and $781,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $105,000, $124,000 and $98,000, for the 1995, 1994, and 1993 Fiscal Years, respectively, was paid as "additional" interest on the purchase money notes. During the year ended March 25, 1994, approximately $428,000 received during the 1992 fiscal year was remitted as interest on the Purchase Money Notes. In addition, approximately $1,709,000, $1,126,000, and $1,040,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1995, 1994, and 1993 Fiscal Years, respectively. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $95,994,000 and $86,719,000 as of March 25, 1996 and 1995,
respectively, has been accrued and is included in the caption due to selling partners.

        The Partnership expects that upon maturity, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is currently negotiating an extension of the due date of the Purchase Money Notes and the sale of certain properties.


NOTE 8  -       Related Party Transactions

        The costs incurred to related parties were as follows:

                                          Year Ended March 25,
                                  ------------------------------------
                                     1996         1995         1994
                                  ----------   ----------   ----------
Partnership management fees (a)   $  125,000   $  125,000   $  125,000
Expense reimbursement (b)            146,205      168,093      235,561
Property management fees (c)       2,063,787    1,891,776    1,817,208
Local administrative fee (d)          82,500      110,000       90,000
                                  ----------   ----------   ----------

                                  $2,417,492   $2,294,869   $2,267,769
                                  ==========   ==========   ==========

        (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to $481,237 and $606,237 were accrued and unpaid as of March 25, 1996 and 1995, respectively.

        (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $189,330 and $253,370 were accrued and unpaid as of March 25, 1996 and 1995, respectively.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 8  -       Related Party Transactions (continued)

        (c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $2,016,617, $1,847,331 and $1,767,396 for the 1995,
1994 and 1993 Fiscal Years, respectively. Property management fees incurred to affiliates of the Partnership amounted to $47,170, $44,445 and $49,812 for the 1995, 1994 and 1993 Fiscal Years, respectively.

        (d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to
$2,500 per year from each subsidiary partnership.

        Due to local general partners and affiliates at December 31, 1995 and 1994 consists of the following:

                                  December 31,
                             -----------------------
                                1995         1994
                             ----------   ----------
Operating advances (a) (b)   $1,085,068   $1,089,790
Operating deficit loan (b)      455,550      455,550
Management and other fees       839,780      791,668
                             ----------   ----------

                             $2,380,398   $2,337,008
                             ==========   ==========

        (a) Operating advances include three loans payable to local general partners and affiliates.

        (b) These loans are unsecured, non-interest bearing and payable out of available surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.


NOTE 9  -       Income Taxes

        A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                          Years Ended December 31
                                                               --------------------------------------------
                                                                   1995            1994            1993
                                                               ------------    ------------    ------------
Financial statement net loss                                   $(15,644,033)   $(13,598,663)   $(14,021,036)
Difference resulting from parent company having a
        different fiscal year for income tax and financial
        reporting purposes                                            8,678        (136,995)       (175,830)
Difference resulting primarily from depreciation and
        amortization expense recorded for financial
        reporting purposes and income tax purposes               (5,031,092)     (2,736,134)     (2,848,377)
Difference resulting from provision for
        impairment of assets recorded for financial
        reporting purposes                                        4,343,215               0               0
Other, including accruals for financial reporting
         purposes not deductible for tax purposes until paid        386,913         (55,016)        259,572
                                                               ------------    ------------    ------------
Loss as shown on the income tax return for the
        calendar year ended                                    $(15,936,319)   $(16,526,808)   $(16,785,671)
                                                               ============    ============    ============

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 10 -       Commitments and Contingencies

        a)      Subsidiary Partnerships - Events of Default and Going Concern

                The financial statements for six subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these subsidiary partnerships modified their reports on the 1995 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern. The six subsidiary partnerships are Bicentennial Associates, Ltd. ("Bicentennial"), Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Pecan I"), Park of Pecan II, Ltd. ("Pecan II"), Westminster Manor Apartments ("Westminster") and Cranbrook Manor Apartments Limited Partnership ("Cranbrook").

                Bicentennial

                Bicentennial has been in default on its wraparound purchase note payable and the required payments on its underlying mortgage note to HUD since 1991 when the subsidiary partnership was notified by HUD that the note was being accelerated and the mortgage foreclosed. Since the date o default, management of the subsidiary partnership had been negotiating a provisional workout agreement with HUD but no final arrangement had been executed. During 1995, the mortgage was sold by HUD to Beal Bank. During November 1995, Beal Bank notified Bicentennial of their intent to foreclose, and subsequently commenced foreclosure on the property. Delinquent interest payments at December 31, 1995 aggregated approximately $5,490,000 on the wraparound purchase note payable of $6,480,591. As of March 25, 1996, the Partnership has made approximately $494,000 of voluntary noninterest bearing loans out of its working capital reserve to fund Bicentennial's negative cash flow. On May 2, 1996 the property was sold to York Properties of Houston, L.L.C. for $1,700,000. Cash proceeds generated from the sale was used to repay the first mortgage owed to Beal Bank and to partially fund the expenses associated with the sale, which resulted in no net sales proceeds to the Partnership. Bicentennial's termination is anticipated to occur sometime in 1996. At March 25, 1996 the excess of liabilities over assets aggregated approximately $12,415,000. The minority interest balance was zero at March 25, 1996, 1995, and 1994. Bicentennial's net loss after minority interest amounted to approximately $5,180,000 (after provision for impairment of assets of approximately $4,343,000), $996,000 and $859,000 for the 1995, 1994, and 1993
Fiscal Years, respectively.

                Bellfort

                Bellfort has been in default on the required interest payments due on the wraparound purchase note payable to HUD since 1992. Delinquent interest payments at December 31, 1995 aggregated $3,095,909 on the wraparound purchase note payable of $7,000,000 due on November 1, 1996. The note is secured by a first lien on and security interest in the Partnership's and the subsidiary partnership's special limited partner's rights, titles and interests in Bellfort.

                In December 1994 Bellfort signed a work-out agreement with HUD (which replaced a similar agreement of December 1993) that required monthly payments of $40,917 through November 30, 1995 to cover service charges, tax escrows and 90% of accruing interest. The agreement, which accedes HUD a 15% equity position due upon sale or refinancing of the project, expired on November 30, 1995. Bellfort has submitted a proposal for a new work-out agreement which has not been approved by HUD. There can be no assurance that the renegotiation for the expired work-out agreement will be successful. On December 15, 1995, HUD announced its intention to sell Bellfort's mortgage during the second quarter of 1996, however, Bellfort has not been notified by HUD of any sale.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 10 -       Commitments and Contingencies (Continued)

        a) Subsidiary Partnerships - Events of Default and Going Concern (Continued)

                The Partnership's investment in Bellfort has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995, and 1994. Bellfort's net loss after minority interest amounted to approximately $694,000, $549,000 and $484,000 for the 1995, 19 and 1993
Fiscal Years, respectively.

                Pecan I and Pecan II

                Pecan I and Pecan II, Ltd. have experienced operating losses since inception and as of December 31, 1995 have net capital deficiencies aggregating approximately $4,581,000. The subsidiary partnerships previously funded their operating losses by borrowing amounts pursuant to an operating deficit guaranty agreement made in connection with the acquisition of the Complexes. However, such agreement expired December 31, 1989 and the subsidiary partnerships have not made arrangements to obtain an extension or additional funds. If these subsidiary partnerships continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in these subsidiary partnerships have been reduced to zero by prior years losses. Pecan I and Pecan II's minority interest balances were zero at March 25, 1996, 1995 and 1994. Park of Pecan I's net loss after minority interest amounted to approximately $196,000, $182,000 and $140,000 for the 1995, 1994, and 1993
Fiscal Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $185,000, $183,000 and $153,000 for the 1995, 1994, and 1993 Fiscal Years, respectively.

                Westminster

                In February, 1995, Westminster received an unsatisfactory physical inspection report from HUD. In response to the inspection report, the subsidiary partnership submitted, for HUD approval, a Management Improvement Objective Plan (the "MIO Plan") with an accompanying estimate of restorations and improvements and a request for funding. Westminster does not have the working capital necessary to cover the costs contained in the MIO Plan to cure the deficiencies.

                The determination of whether the identified instances of noncompliance and the subsidiary partnership's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined. Accordingly, no provision for any liability that may result has been recognized in the subsidiary partnership's 1995 financial statements.

                The inability of the subsidiary partnership to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about the entity's ability to continue as a going concern. The Partnership's investment Westminster has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Westminster's net loss after minority interest amounted to approximately $257,000, $212,000 and $211,000 for the 1995, 1994 and 1993 Fiscal Years, respectively.

                Cranbrook

                During the year ended December 31, 1995 the subsidiary partnership incurred a net loss of $147,239 and total liabilities exceeded total assets by $1,237,953 at December 31, 1995. The subsidiary partnership's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. These factors, among others, indicate that there is substantial doubt about the subsidiary partnership's ability to continue as a going concern for a reasonable period of time.

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 10 -       Commitments and Contingencies (Continued)

        a) Subsidiary Partnerships - Events of Default and Going Concern (Continued)

                The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the subsidiary partnership be unable to continue as a going concern. The subsidiary partnership's continuation as a going concern dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years losses. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Cranbrook's net loss after minority interest amounted to approximately $138,000, $124,000 and $207,000 for the 1995, 1994 and 1993
Fiscal Years, respectively.

        b)      Subsidiary Partnerships - Litigation

                Saraland

                Saraland has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. Discovery is now completed in this action. The Partnership has served extensive papers in support of a motion for summary judgment seeking dismissal from the case. The motion is premised upon the principle that the Partnership, as a limited partner, may not incur Superfund liability. On January 10, 1995, the Partnership's motion for summary judgement was granted, dismissing it as a party from this action. The plaintiff, Redwing Carriers, Inc. has taken an appeal from that decision which, at this point, remains pending.

                During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

                On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and C/R Special), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and C/R Special informed EPA that they have "sufficient cause" to not comply with the Order. At the same time, Redwing Carriers, Inc. advised EPA that it would commence implementation of the Order.

                Since September, 1993 EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. Since it is too premature to make an evaluation of the amount or range of the subsidiary partnership's potential loss, it is management's opinion that no accrual for potential losses is currently warranted in the financial statements. The Partnership

     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 25, 1996


NOTE 10 -       Commitments and Contingencies (Continued)

        b)      Subsidiary Partnerships - Litigation (Continued)

intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000. The Partnership's investment in Saraland at March 25, 1996, was approximately $504,000. The minority interest balance was approximately $32,000, $32,000 and $28,000 at March 25, 1996, 1995, and 1994, respectively. Saraland's net loss (income) after minority interest amounted to approximately $42,000, $17,000 and $(22,000) for the 1995, 1994, and 1993 Fiscal Years, respectively.

        c)      Subsidiary Partnerships - Other

                During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate property. The complex hired environmental specialists and other contractors to remedy the problem. During 1995, costs in the amount of $157,210 were incurred relating the work performed. The remaining costs to complete the cleanup and installation of preventive measures is estimated to be an additional $120,100. The Partnership's investment in Northgate at March 25, 1996 was approximately $1,670,000. The minority interest balance was zero at March 25, 1996, 1995 and 1994. Northgate's net loss after minority interest amounted to approximately $412,000, $238,000 and $161,000 for the 1995, 1994 and 1993 Fiscal Years,
respectively.

        d)      Management Agreement

                The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 15% of gross rental revenues. Such management fees amounted to $2,683,574, $2,477, and $2,375,762 for the 1995, 1994 and 1993 Fiscal Years, respectively.

        e)      Uninsured Cash and Cash Equivalents

                The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1996, uninsured cash and cash equivalents approximated $338,000.

        f)      Other

                The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 25% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable

                                   PART III


Item 10. Directors and Executive Officers of the Registrant.

         The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners.

         The Assisted General Partner is an affiliate of Lehman Brothers Inc. ("Lehman"). The Related General Partner is an affiliate of Related. The general partner of Related is The Related Realty Group, Inc., of which Stephen
M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and by engaging other affiliates of Related and Lehman.

         Certain information concerning the directors and executive officers of the General Partners is set forth below.

Assisted Housing Associates Inc.

         Assisted Housing Associates Inc. was incorporated in Delaware on June 25, 1985. The Assisted General Partner was acquired by Lehman, and consequently the original executive officers and directors have been replaced. As described below, several of the executive officers and directors of the Assisted General Partner have had significant experience in the real estate business. The Assisted General Partner reviews the operations, budgets and financial results of the Partnership and Local Partnerships on an ongoing basis. The Assisted General Partner and/or its affiliates, through participation on the Investment Committee or otherwise, may provide consultation and advice with respect to proposed sales and refinancings of the Partnership's investments in appropriate circumstances. The Assisted General Partner also assists in the preparation of, and reviews and comments upon, all filings required to be made by the Partnership with the Securities and Exchange Commission, the Internal Revenue Service, and any other federal or state government body, and communications with and reports to Investors.

         The directors and executive officers of the Assisted General Partner are as follows:

Name                    Position
- - ----                    --------

Paul L. Abbott          Chairman of the Board, President Chief Executive
                        Officer and Chief Financial Officer

Donald E. Petrow        Vice President

Donald Haber            Vice President

         PAUL L. ABBOTT, 50, is President of the Assisted General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

        DONALD E. PETROW, 39, is a Vice President of the Assisted General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

        DONALD HABER, 36, is a Vice President of the Assisted General Partner and a Vice President of Lehman Brothers, a position he has held since September 1991. Mr. Haber joined Lehman in 1989 as an Assistance Vice President and real estate specialist in the limited partnership origination group. For eight years prior to joining Lehman, Mr. Haber held a variety of positions with certain real estate developers and owners, as well as with the accounting firm of KPMG Peat Marwick. Mr. Haber holds a Bachelor of Science degree in accounting from the University of Florida and is a Certified Public Accountant.

Related Beta Corporation

        Related Beta Corporation was incorporated in Delaware on January 23, 1984. The directors and executive officers of the Related General Partner are as follows:

        Name                        Position
        ----                        --------

        Stephen M. Ross             Director

        J. Michael Fried            President and Director

        Alan P. Hirmes              Senior Vice President

        Stuart J. Boesky            Vice President

        Lawrence J. Lipton          Treasurer and Assistant Vice President

        Robert Bordonaro            Assistant Vice President

        Lynn A. McMahon             Secretary

        Susan J. McGuire            Assistant Secretary


        STEPHEN M. ROSS, 56, is a Director of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

        J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is the chief executive office of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

        ALAN P. HIRMES, 41, is a Senior Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

        STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

        LAWRENCE J. LIPTON, 40, is Treasurer and an Assistant Vice President of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Prior to joining Related, Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

        ROBERT BORDONARO, 42, is Assistant Vice President of the Related General Partner. Mr. Bordonaro is also a controller of The Related Companies, L.P. Mr. Bordonaro has been a Certified Public Accountant in New York since 1977. Prior to joining Related, Mr. Bordonaro was employed by the accounting firms of Weiner & Co. from 1982-1985 and Arthur Young from 1975-1981. Mr. Bordonaro graduated from New York University with a Bachelor of Science degree in 1974 and with a Masters of Business Administration degree in 1975.

        LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

        SUSAN J. McGUIRE, 49, is Assistant Secretary of the Related General Partner. She began her employment at Capital in January 1977 as Assistant to the President and Office Manager. In January 1986, Ms. McGuire was promoted to Vice President of Capital and she is also the Secretary of Capital. From May 1973 to January 1977, she was employed as an administrative assistant with Condren, Walker & Co, Inc., an investment banking firm in New York City. Ms. McGuire attended Queensboro Community College.

Item 11.  Executive Compensation.

        The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the General Partners and their affiliates are entitled to receive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Partners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items attributable to sales and refinancings. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive compensation from the General Partner and their affiliates for services performed for various affiliated entities which may include services performed for the Partnership.

        Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this annual report. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.


Item 12.        Security Ownership of Certain Beneficial Owners and Management.

        The General Partners own all of the outstanding general partnership interests in the Partnership. The General Partners have a 1% interest in all profits, losses and distributions of the Partnership from operations and a subordinated 15% interest in such items from sale or refinancing proceeds. Except as aforesaid, no person is known to own beneficially in excess of 5% of the outstanding partnership interests.

        At March 25, 1996, security ownership by the General Partners and their affiliates is as listed:


                                    Name of                                    Percentage of Outstanding
        Title of Class        Beneficial Ownership                 Amount       General Partner Interest
        --------------        --------------------                 ------       -------------------------

        General Partnership     Assisted Housing
        Interest in the         Associates Inc.                     $10            13.2%
        Partnership
                                Related Beta Corporation              6            19.8%

                                Cambridge/Related Associates
                                Associates Limited Partnership        4            67.0%
                                                                                  ------

                                                                                  100.0%

Item 13.        Certain Relationships and Related Transactions.

        The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed below and in Item 11 above and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

        H/R Special Partnership is the special limited partner of each Local Partnership, with a .01% interest in profits, losses and distributions from such Local Partnerships. As set forth in Item 1, H/R Special Partnership has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership.

        No director or executive officer of any General Partner owns any Initial Limited Partnership Interests or Additional Limited Partnership Interests.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.  Financial Statements

        Independent Auditors' Report                                       20

        Consolidated Balance Sheets at March 25, 1996 and 1995            192

        Consolidated Statements of Operations for the Years Ended
        March 25, 1996, 1995 and 1994                                     193

        Consolidated Statements of Changes in Partners' Deficit for
        the Years Ended March 25, 1996, 1995 and 1994                     194

        Consolidated Statements of Cash Flows for the Years Ended
        March 25, 1996, 1995 and 1994                                     195

        Notes to Consolidated Financial Statements                        197

(a) 2.  Financial Statement Schedules

        Independent Auditors' Report                                      217

        Schedule I - Condensed Financial Information of Registrant        218

        Schedule III - Real Estate and Accumulated Depreciation           221

        The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.  Exhibits

(3)     Amended and Restated Agreement and Certificate of Limited
        Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)   Form of Escrow Agreement**

(22)    Subsidiaries of the Registrant                                    225

(27)    Financial Data Schedule (filed herewith)                          227

** Incorporated by reference to exhibits filed with Amendment No. 1 to Cambridge Advantaged Properties L.P.'s Registration Statement of Form S-11 Registration File No. 2-91993.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



        Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)



                                       By:     RELATED BETA CORPORATION
                                               a General Partner

Date:  June 21, 1996

                                               By:     /s/ J. Michael Fried
                                                       J. Michael Fried
                                                       President and Director


                                       By:     ASSISTED HOUSING ASSOCIATES, INC.
                                               a General Partner

Date:  June 21, 1996

                                               By:     /s/ Paul L. Abbott
                                                       Paul L. Abbott
                                                        President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf by the Registrant and in the capacities and on the dates indicated:


Signature                     Title                                                   Date
- - ---------                     -----                                                   ----

                              President and Chief Executive Officer
/s/ J. Michael Fried          (principal executive officer) and
J. Michael Fried              Director of Related Beta Corporation                    June 21, 1996


/s/ Lawrence J. Lipton        Treasurer (principal financial and accounting
Lawrence J. Lipton            officer) of Related Beta Corporation                    June 21, 1996


/s/ Stephen M. Ross
Stephen M. Ross               Director of Related Beta Corporation                    June 21, 1996


                              Chairman of the Board, President, Chief
/s/ Paul L. Abbott            Executive Officer (principal executive officer)
Paul L. Abbott                and Director of Assisted Housing Associates, Inc.       June 21, 1996

      [TRIEN, ROSENBERG, FELIX, ROSENBERG, BARR & WEINBERG, LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 21, 1996 on pages 20 and 21, and based on the reports of other auditors, we have also audited supporting Schedules I and III for the 1995, 1994 and 1993 Fiscal Years. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10(a), the auditors of six (Fiscal 1995) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships to continue in existence. These subsidiary partnerships' net losses aggregated $6,648,228, $2,246,131 and $2,053,291 during the 1995, 1994 and 1993
Fiscal Years, respectively, and their assets aggregated $21,487,066 and $26,738,375 at March 25, 1996 and 1995.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1996. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes.

The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in the two preceding paragraphs and in the notes to the financial statements, the consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or the matters referred to in the preceding paragraphs.

/s/ TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

TRIEN, ROSENBERG, FELIX,
    ROSENBERG, BARR & WEINBERG, LLP

New York, New York
June 21, 1996

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT




        Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                            March 25,
                                                  ------------------------------
                                                      1996             1995*
                                                  ------------     -------------

Cash and cash equivalents                         $    200,922     $    425,011
Investment in subsidiary partnerships               39,205,061       40,140,851
Other assets                                             5,000            5,000
                                                  ------------     ------------

        Total assets                              $ 39,410,983     $ 40,570,862
                                                  ============     ============



                       LIABILITIES AND PARTNERS' DEFICIT


Purchase money notes payable                      $ 53,526,257     $ 53,526,257
Due to general partner and affiliates                  875,210          900,776
Due to selling partners                             72,984,041       66,472,916
Other liabilities                                       20,064          205,282
                                                  ------------     ------------

        Total liabilities                          127,405,572      121,105,231

Partners deficit                                   (87,994,589)     (80,534,369)
                                                  ------------     ------------

Total liabilities and partners deficit            $ 39,410,983     $ 40,570,862
                                                  ============     ============

Investments in subsidiary partnerships are recorded in accordance with the equity method of accounting, wherein the investments are not reduced below zero. Accordingly, partners' deficit on the consolidated balance sheet will differ from partners' deficit shown above.


* Reclassified for comparative purposes.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     Year Ended March 25
                                                        --------------------------------------------
                                                            1996            1995            1994
                                                        ------------    ------------    ------------
Revenues

        Other income                                    $     11,380    $     66,140    $          0
                                                        ------------    ------------    ------------

        Total Revenues                                  $     11,380    $     66,140    $          0
                                                        ============    ============    ============

Expenses

   Administrative and management                             203,899         164,980         346,868
   Administrative and management-related parties             271,205         293,093         360,561
   Financial, principally interest                         7,450,320       7,450,320       7,450,320

   Total Expenses                                          7,925,424       7,908,393       8,157,749

   Loss from operations                                   (7,914,044)     (7,842,253)     (8,157,749)
   Distribution income of subsidiary partnerships
           in excess of investments                                0          68,170         113,601
   Equity in income (loss) of subsidiary partnerships        453,824      (1,957,149)     (2,010,966)
                                                        ------------    ------------    ------------

   Net Loss                                             $ (7,460,220)   $ (9,731,232)   $(10,055,114)
                                                        ============    ============    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                     Year Ended March 25
                                                        --------------------------------------------
                                                            1996            1995            1994
                                                        ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                 $ (7,460,220)   $ (9,731,232)   $(10,055,114)
                                                         ------------    ------------    ------------
Adjustments to reconcile net loss to net cash
   used in operating activities:

   Equity in loss of subsidiary partnerships                 (453,824)      1,957,149       2,010,966
   Increase (decrease) in other assets                              0         325,247        (238,030)

   Increase (decrease) in liabilities:

   Due to general partners and affiliates                     (25,566)        (71,874)        560,803
   Due to selling partners                                  7,450,320       7,450,320       7,450,320
   Payments to selling partners                              (939,195)       (914,087)     (1,307,252)
   Other liabilities                                         (185,218)         91,135         (19,762)
                                                         ------------    ------------    ------------

   Total adjustments                                        5,846,517       8,837,890       8,457,045

   Net cash (used in) provided by operating activities     (1,613,703)       (893,342)     (1,598,069)

Cash flows from investing activities:

   Distributions from subsidiaries                          1,389,614       1,316,998       1,156,690
                                                         ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents         (224,089)        423,656        (441,379)

Cash and cash equivalents, beginning of year                  425,011           1,355         442,734
                                                         ------------    ------------    ------------
Cash and cash equivalents, end of year                   $    200,922    $    425,011    $      1,355
                                                         ============    ============    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1996


                                                                          Cost              Gross Amount at which
                                           Initial Cost to Company   Capitalized (a)    Carried At Close of Period
                                          -------------------------   Subsequent to  ----------------------------------
Subsidiary Partnership's                              Buildings and    Acquisition:            Buildings and
Residential property        Encumbrances     Land     Improvements     Improvements    Land    Improvements     Total
- - --------------------        ------------  ----------  -------------  --------------  --------  ------------  ----------
(10)   Pebble Creek          $4,302,905   $  266,942   $4,968,283      $ 644,290    $266,942   $5,612,573   $5,879,515
 (1)   Knollwood I            4,870,603      311,807    5,924,337        143,611     311,807    6,067,948    6,379,755
 (1)   Knollwood II           4,905,102      310,663    5,902,600         78,400     310,663    5,981,000    6,291,663
 (1)   Knollwood III          4,841,016      310,257    5,899,971        119,148     310,257    6,019,119    6,329,376
 (1)   Knollwood IV           3,372,598      210,423    3,998,047         71,326     210,423    4,069,373    4,279,796
 (1)   Parklane II            3,575,100      228,684    4,344,999        100,119     228,684    4,445,118    4,673,802
 (1)   Cedarbay               2,881,541      184,523    3,505,947          1,181     184,523    3,507,128    3,691,651
 (6)   Northwoods III         3,043,766      183,789    3,492,002          1,181     183,789    3,493,183    3,676,972
 (1)   Northpointe I
       (Shelton Beach)        2,391,111      156,968    2,982,380        152,706     156,968    3,135,086    3,292,054
 (1)   Northpointe II         1,863,981      118,651    2,254,361         44,630     118,651    2,298,991    2,417,642
 (9)   Rockdale West          7,171,684      610,192    8,240,035        615,647     610,192    8,855,682    9,465,874
 (9)   Buttonwood Acres       3,603,715      382,930    4,392,292        340,392     382,930    4,732,684    5,115,614
 (9)   Solemar I              6,323,036      567,644    7,359,738        464,767     567,644    7,824,505    8,392,149
 (2)   West Scenic            2,739,461      201,556    3,893,464        231,180     201,556    4,124,644    4,326,200
 (2)   Greenwood Manor        1,288,549       84,416    1,603,982         11,962      84,416    1,615,944    1,700,360
 (2)   Henslee Heights        1,595,682      107,068    2,035,034         17,971     107,068    2,053,005    2,160,073
 (2)   Hereford Manor           970,854       70,391    1,319,817          8,937      70,391    1,328,754    1,399,145
 (2)   Oakwood Manor          4,390,841      295,312    5,627,044        436,324     295,312    6,063,368    6,358,680
 (2)   Robindale East         1,743,714      121,808    2,314,340        110,328     121,808    2,424,668    2,546,476
(12)   Valley Arms            2,207,624      257,254    2,648,264         20,925     257,254    2,669,189    2,926,443
 (2)   Malvern Manor          1,085,946       73,494    1,396,388          4,059      73,494    1,400,447    1,473,941
 (2)   Southwest                973,511       68,995    1,310,896          4,592      68,995    1,315,488    1,384,483
 (3)   Lancaster Manor
       Associates             5,558,191      392,991    7,476,427         27,493     392,991    7,503,920    7,896,911
(16)   Caroline Apartments    1,356,627      122,239    1,804,976        386,406     122,239    2,191,382    2,313,621
 (1)   Florence Apartments    2,038,386      135,644    2,533,694        224,133     135,644    2,757,827    2,893,471



                                                                      Life on which
                                                                     Depreciation in
                                            Date of                   Latest Income
Subsidiary Partnership's      Accumulated     Con-                    Statement is
Residential property          Depreciation  struction    Acquired    Computed (b) (c)
- - --------------------          ------------  ---------   ----------   ----------------
(10)   Pebble Creek           $1,761,520      (c)        Nov. 1984       27.5
 (1)   Knollwood I             2,245,038      (c)       Sept. 1984       30
 (1)   Knollwood II            2,238,649      (c)       Sept. 1984       30
 (1)   Knollwood III           2,232,894      (c)       Sept. 1984       30
 (1)   Knollwood IV            1,515,922      (c)       Sept. 1984       30
 (1)   Parklane II             1,649,123      (c)       Sept. 1984       30
 (1)   Cedarbay                1,324,881      (c)       Sept. 1984       30
 (6)   Northwoods III          1,309,951      (c)        Oct. 1984       30
 (1)   Northpointe I
       (Shelton Beach)         1,139,946      (c)        Nov. 1984       30
 (1)   Northpointe II            847,513      (c)        Nov. 1984       30
 (9)   Rockdale West           5,022,949      (c)        Oct. 1984       15-27
 (9)   Buttonwood Acres        2,725,152      (c)        Oct. 1984       20
 (9)   Solemar I               2,405,073      (c)        Oct. 1984       15-27
 (2)   West Scenic             1,498,945      (c)        Dec. 1984       30
 (2)   Greenwood Manor           625,032      (c)        Dec. 1984       30
 (2)   Henslee Heights           673,689      (c)        Dec. 1984       35
 (2)   Hereford Manor            447,472      (c)        Dec. 1984       35
 (2)   Oakwood Manor           2,241,589      (c)        Dec. 1984       30
 (2)   Robindale East            883,317      (c)        Dec. 1984       30
(12)   Valley Arms               798,811      (c)        Dec. 1984       35
 (2)   Malvern Manor             468,251      (c)        Dec. 1984       35
 (2)   Southwest                 498,592      (c)        Dec. 1984       30
 (3)   Lancaster Manor
       Associates              2,873,451      (c)        Dec. 1984       30
(16)   Caroline Apartments     1,067,019      (c)        Nov. 1984       28
 (1)   Florence Apartments     1,023,046      (c)        Oct. 1984       27.5-40


      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1996


                                                                               Cost              Gross Amount at which
                                                Initial Cost to Company   Capitalized (a)    Carried At Close of Period
                                               -------------------------   Subsequent to  ----------------------------------
Subsidiary Partnership's                                   Buildings and    Acquisition:            Buildings and
Residential property           Encumbrances       Land     Improvements     Improvements    Land    Improvements     Total
- - --------------------           ------------   -----------   ------------    ------------  --------  ------------  ----------
 (1)   Saraland Apartments      1,127,598         79,104    1,487,507           2,520       79,104    1,490,027    1,569,131
 (1)   Bonnie Doone             1,305,619         89,034    1,649,278          23,253       89,034    1,672,531    1,761,565
(13)   Pinewood Village
       (Conifer 317)              948,314        110,658    1,229,121         137,171      128,622    1,348,328    1,476,950
(17)   Conifer Village
       (Conifer 208)            1,140,637         83,189    1,569,170         136,110       81,264    1,707,205    1,788,469
(13)   Fircrest Manor
       (Conifer 307)            1,140,241        133,179    1,479,049          82,555      133,179    1,561,604    1,694,783
 (4)   Westminster Manor        6,678,450        457,575    8,662,800         136,176      457,575    8,798,976    9,256,551
 (4)   Northgate Townhouse      5,196,943        336,820    6,280,710          56,844      336,820    6,337,554    6,674,374
(15)   Pecan Park I             3,218,100        193,864    3,682,091           6,681      193,864    3,688,772    3,882,636
(15)   Pecan Park II            3,100,000        187,760    3,481,597           6,180      187,760    3,487,777    3,675,537
(15)   Bicentennial Square (d)  6,480,591      1,147,629    6,576,179      (4,161,762)     222,600    3,339,446    3,562,046
(15)   Bellfort Arms            7,000,000      1,130,077    6,996,265           1,181    1,130,077    6,997,446    8,127,523
 (8)   Hathaway Court           3,189,672        217,960    4,157,713         189,821      217,960    4,347,534    4,565,494
 (5)   Lexington Village        1,943,497        133,830    2,580,297         125,293      133,830    2,705,590    2,839,420
 (5)   Ware Manor               1,553,174        108,955    2,079,603          96,185      108,955    2,175,788    2,284,743
(14)   Summer Arms              1,770,654        123,135    2,381,092           2,692      123,135    2,383,784    2,506,919
(12)   Cabarrus Arms            1,330,988        102,987    1,850,151          74,840      102,987    1,924,991    2,027,978
 (1)   Sundown Apts.
       (Cloister)               4,097,866        357,930    5,134,467         276,432      357,930    5,410,899    5,768,829
 (5)   Tall Pines               1,959,817        166,974    2,657,152         152,389      166,974    2,809,541    2,976,515
 (1)   Nottingham Woods         2,651,550        185,145    3,556,877          28,115      184,312    3,585,825    3,770,137
 (7)   Seymour O'Brien Manor    1,144,538         77,893    1,483,726         264,407       77,893    1,748,133    1,826,026
 (7)   Washington Highlands     1,168,965         79,571    1,508,983         181,531       79,571    1,690,514    1,770,085
 (7)   Vincennes Niblack        2,646,431        184,718    3,502,697         527,961      184,718    4,030,658    4,215,376


                                                                      Life on which
                                                                     Depreciation in
                                             Date of                  Latest Income
Subsidiary Partnership's      Accumulated     Con-                    Statement is
Residential property          Depreciation  struction    Acquired    Computed (b) (c)
- - --------------------          ------------  ---------   ----------   ----------------
 (1)   Saraland Apartments         579,985    (c)       Oct. 1984        30
 (1)   Bonnie Doone                650,968    (c)       Nov. 1984        30
(13)   Pinewood Village
       (Conifer 317)               529,334    (c)       Nov. 1984        15-30
(17)   Conifer Village
       (Conifer 208)               691,619    (c)       Nov. 1984        20-30
(13)   Fircrest Manor
       (Conifer 307)               604,868    (c)       Nov. 1984        20-30
 (4)   Westminster Manor         3,381,946    (c)       Oct. 1984        30
 (4)   Northgate Townhouse       2,487,702    (c)       Oct. 1984        30
(15)   Pecan Park I              1,409,637    (c)       Dec. 1984        30
(15)   Pecan Park II             1,333,903    (c)       Dec. 1984        25-30
(15)   Bicentennial Square (d)   2,511,847    (c)       Dec. 1984        30-40
(15)   Bellfort Arms             2,699,284    (c)       Nov. 1984        30
 (8)   Hathaway Court            2,436,604    (c)       Nov. 1984        20
 (5)   Lexington Village         1,475,529    (c)       Nov. 1984        12-27.5
 (5)   Ware Manor                1,190,641    (c)       Nov. 1984        15-27.5
(14)   Summer Arms               1,343,418    (c)       Nov. 1984        20
(12)   Cabarrus Arms             1,044,586    (c)       Nov. 1984        20
 (1)   Sundown Apts.
       (Cloister)                2,952,099    (c)       Nov. 1984        15-20
 (5)   Tall Pines                1,532,654    (c)       Nov. 1984        20
 (1)   Nottingham Woods          1,958,697    (c)       Nov. 1984        20
 (7)   Seymour O'Brien Manor       597,170    (c)       Oct. 1984        27.5
 (7)   Washington Highlands        563,398    (c)       Oct. 1984        27.5
 (7)   Vincennes Niblack         1,305,134    (c)       Oct. 1984        27.5


      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1996


                                                                             Cost              Gross Amount at which
                                              Initial Cost to Company   Capitalized (a)    Carried At Close of Period
                                             -------------------------   Subsequent to  ----------------------------------
Subsidiary Partnership's                                 Buildings and    Acquisition:            Buildings and
Residential property        Encumbrances       Land      Improvements     Improvements      Land    Improvements      Total
- - --------------------        ------------   -----------   ------------    ------------    --------  ------------   ------------
(10)   Nu Elm                 1,478,043        100,552      1,913,293        297,213       100,552     2,210,506      2,311,058
 (3)   Casa Ramon             1,822,330        121,197      2,318,916        269,484       121,197     2,588,400      2,709,597
(10)   Hackley Village        1,101,603         80,562      1,530,639         13,145        80,562     1,543,784      1,624,346
(10)   Huntley Associates I   1,791,339        125,087      2,376,634        227,374       125,087     2,604,008      2,729,095
(10)   Huntley Associates II  1,359,855         98,140      1,864,671        150,544        98,140     2,015,215      2,113,355
 (1)   Decatur                2,010,735        135,554      2,531,304         38,006       135,554     2,569,310      2,704,864
 (1)   Dickens Ferry          1,595,264        108,914      2,058,001         95,471       108,914     2,153,472      2,262,386
(15)   University Gardens     1,813,885        127,004      2,288,254         36,148       127,004     2,324,402      2,451,406
(15)   Southside Villages     2,000,278        135,624      2,508,705         11,885       135,624     2,520,590      2,656,214
(10)   Carlton Terrace        8,053,608        755,304      8,627,605        110,939       755,304     8,738,544      9,493,848
(10)   Apollo Villa           2,673,233        229,304      2,903,658         47,737       229,304     2,951,395      3,180,699
(10)   Apollo Villa II        6,650,239        577,304      7,260,975        214,660       577,304     7,475,635      8,052,939
(10)   Cranbrook Manor        3,429,923        261,948      3,510,485        523,681       261,948     4,034,166      4,296,114
(10)   Oakbrook Villa         8,500,357        411,597      9,143,169      2,490,635       411,597    11,633,804     12,045,401
- - ---                         -----------    -----------   ------------     ----------   -----------  ------------   ------------
                            $184,169,88    $14,730,719   $222,052,152     $7,135,205   $13,820,896  $230,097,180   $243,918,076
                            ===========    ===========   ============     ==========   ===========  ============   ============


                                                                      Life on which
                                                                     Depreciation in
                                            Date of                   Latest Income
Subsidiary Partnership's      Accumulated     Con-                    Statement is
Residential property          Depreciation  struction    Acquired    Computed (b) (c)
- - --------------------          ------------  ---------   ----------   ----------------
(10)   Nu Elm                     759,357     (c)       Oct. 1984        27.5
 (3)   Casa Ramon                 984,276     (c)       Oct. 1984        27.5
(10)   Hackley Village            517,654     (c)       Oct. 1984        27.5
(10)   Huntley Associates I       859,650     (c)       Oct. 1984        5-27.5
(10)   Huntley Associates II      672,144     (c)       Oct. 1984        5-27.5
 (1)   Decatur                    992,941     (c)       Oct. 1984        30
 (1)   Dickens Ferry              813,697     (c)       Nov. 1984        15-30
(15)   University Gardens       1,084,008     (c)       Nov. 1984        25
(15)   Southside Villages       1,160,559     (c)       Nov. 1984        25
(10)   Carlton Terrace          4,232,618     (c)       Dec. 1984        25
(10)   Apollo Villa             1,427,176     (c)       Dec. 1984        25
(10)   Apollo Villa II          3,627,819     (c)       Dec. 1984        25
(10)   Cranbrook Manor          1,270,546     (c)       Dec. 1984        40
(10)   Oakbrook Villa           3,453,801     (c)       Dec. 1984        40
- - ---                           -----------
                              $94,655,094
                              ===========


(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) Included in Gross Amount of Land and Buildings and Improvements at Close of Period is a provision for impairment of assets in the amount of $925,029 and $3,418,186, respectively. The total provision in the amount of $4,343,215 is also included in Costs Capitalized Subsequent to Acquisition. See Note 4 in
    Item 8, Financial Statements and Supplementary Data.

GEOGRAPHIC LOCATIONS:
(1) Alabama, (2) Arkansas, (3) California, (4) Colorado, (5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina, (15) Texas,
(16) Virginia, (17) Washington.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)
                                 MARCH 25, 1996



                                       Cost of Property and Equipment                 Accumulated Depreciation
                                       ------------------------------                 ------------------------
                                                                   Year Ended March 25,
                                 ------------------------------------------------------------------------------------
                                     1996           1995           1994          1996          1995          1994
                                 ------------   ------------   ------------   -----------   -----------   -----------
Balance at beginning of period   $246,741,642   $245,188,485   $244,068,381   $88,235,454   $79,820,795   $71,237,567
Additions during period:
  Improvements                      1,656,763      1,750,036      1,161,490
  Depreciation expense                                                          6,529,518     8,611,030     8,602,997
Reductions during period:
  Dispositions                        137,114        196,879         41,386       109,878       196,371        19,769
  Allowance for impairment          4,343,215              0              0             0             0             0
                                 ------------   ------------   ------------   -----------   -----------   -----------
Balance at end of period         $243,918,076   $246,741,642   $245,188,485   $94,655,094   $88,235,454   $79,820,795
                                 ============   ============   ============   ===========   ===========   ===========



At the time the local partnerships were acquired by Cambridge Advantaged Properties Limited Partnership, the entire purchase price paid by Cambridge Advantaged Properties Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.

                                   Exhibit 22


                                             Jurisdiction
         Subsidiaries of Registrant          of Formation
         --------------------------          ------------
         Knollwood I, LTD                         AL
         Knollwood II, LTD                        AL
         Knollwood III, LTD                       AL
         Knollwood IV, LTD                        AL
         Parklane II, LTD                         AL
         Cedar Bay, LTD                           AL
         Northwoods III Apts. LTD                 AL
         Westminster Manor Apts.                  MI
         North Gate Townhouse Apts.               MI
         Hackley Village Associates               MI
         Huntley Associates #1                    MI
         Huntley Associates #2                    MI
         Seymour O'Brien Manor Apts.              MI
         Washington Highland Apts.                MI
         Vincennes Niblack Apts.                  MI
         Casa Ramon Apartments                    NY
         Nu-Elm Apartments                        MI
         Pebble Creek LDHA                        MI
         Buttonwood Acres at New Bedford          MA
         Rockdale West at New Bedford             MA
         Solemar at South Dartmouth L.P.          MA
         Decatur Apartments, LTD                  TX
         Florence Apartments, LTD                 TX
         Saraland Apartments, LTD                 TX
         University Garden Apts. LTD              TX
         Southside Village Apts., LTD             TX
         Dickens Ferry Apartments, LTD            TX
         Bonnie Doone Apartments, LTD             TX
         Conifer 208                              WA
         Conifer 307                              WA
         Conifer 317                              WA
         Bicentennial Associates, LTD             TX
         Bellfort Associates, LTD                 TX
         Cloisters Associates, LTD                GA
         Cabarrus Arms Associates, LTD            GA
         Summer Arms Apts. LTD                    GA
         Lexington Village Company                GA
         Ware Manor Associates                    GA
         Nottingham Woods Apts., LTD              GA
         Hathaway Court Associates                GA

                                             Jurisdiction
         Subsidiaries of Registrant          of Formation
         --------------------------          ------------
         Tall Pines Associates                    GA
         Shelton Beach Apts., LTD                 AL
         Northpointe II, LTD                      AL
         Caroline Forest Apts.                    VA
         Park of Pecan I, LTD                     TX
         Park of Pecan II, LTD                    TX
         Villa Apollo Associates LTD Ptns.        MI
         Carlton Terrace Apartments LTD Ptns.     MI
         Cranbrook Manor Apartments LTD Ptns.     MI
         Oakbrook Villa Apartments LTD Ptns.      MI
         Villa Apollo No. 2 LTD Ptns.             MI
         Greenwood Manor, LTD                     AR
         Malvern Manor                            AR
         Hereford Manor, LTD                      AR
         Henslee Heights, LTD                     AR
         Oakwood Manor, LTD                       AR
         West Scenic Apartments, LTD              AR
         Robindale East Apartments, LTD           AR
         Southwest Apartments, LTD                AR
         Valley Arms, LTD                         AR
         Lancaster Manor Associates, LTD          OH