Form 10-Q
period 1996-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1996-08-09
CIK 748847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934


For the quarterly period ended June 25, 1996


                                       OR


[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Delaware                                    13-3228969
- - ----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)

 625 Madison Avenue, New York, New York                   10022
- - ----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     PART I

Item 1.  Financial Statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)




                                     ASSETS

                                                                     June 25,        March 25,
                                                                       1996            1996
                                                                  -------------    -------------

Property and equipment at cost, net of accumulated depreciation
   of $96,769,445 and $94,655,094, respectively                   $ 147,265,324    $ 149,262,982
Cash and cash equivalents                                             3,005,475        2,651,994
Cash - restricted for tenants' security deposits                      1,501,225        1,510,971
Mortgage escrow deposits                                             10,430,105       10,523,258
Prepaid expenses and other assets                                     1,669,747        1,661,130
                                                                  -------------    -------------

   Total assets                                                   $ 163,871,876    $ 165,610,335
                                                                  =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                                         $  93,797,539    $  94,374,639
   Purchase money notes payable (Note 2)                             89,795,242       89,795,242
   Due to selling partners (Note 2)                                  99,591,575       97,169,422
   Accounts payable, accrued expenses and other liabilities           3,633,328        3,620,602
   Tenants' security deposits payable                                 1,458,459        1,451,411
   Due to general partners of subsidiaries and their affiliates       2,285,018        2,380,398
   Due to general partners and affiliates                             1,459,992        1,403,448
                                                                  -------------    -------------

     Total liabilities                                              292,021,153      290,195,162
                                                                  -------------    -------------

Minority interest                                                       137,871          150,518
                                                                  -------------    -------------
Commitments and contingencies (Note 5)

Partners' deficit                                                  (128,287,148)    (124,735,345)
                                                                  -------------    -------------
   Total liabilities and partners' deficit                        $ 163,871,876    $ 165,610,335
                                                                  =============    =============



See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                    Three Months Ended
                                                                          June 25,
                                                              ----------------------------
                                                                  1996             1995
                                                              ------------    ------------
Revenues

   Rentals, net                                               $  8,983,663    $  8,843,497
   Other                                                           388,974         342,160
                                                              ------------    ------------

   Total revenues                                                9,372,637       9,185,657
                                                              ------------    ------------


Expenses

   Selling and renting                                             103,886         101,778
   Administrative and management                                 1,358,808       1,441,091
   Administrative and management-related parties (Note 3)          579,410         563,214
   Operating                                                     1,921,372       1,742,701
   Repairs and maintenance                                       2,101,207       1,999,766
   Taxes and insurance                                           1,196,924       1,166,607
   Interest                                                      3,548,247       3,569,162
   Depreciation                                                  2,114,351       2,153,781
                                                              ------------    ------------

   Total expenses                                               12,924,185      12,738,100
                                                              ------------    ------------

                                                                (3,551,548)     (3,552,443)
                                                              ------------    ------------

Minority interest in (income) loss of subsidiaries                    (255)            766
                                                              ------------    ------------

Net loss                                                      $ (3,551,803)   $ (3,551,677)
                                                              ============    ============


See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)





                                  Total      Limited Partners   General Partners
                             -------------   ----------------   ----------------
Balance - March 26, 1996     $(124,735,345)   $(122,950,467)      $(1,784,878)

Net loss                        (3,551,803)      (3,516,285)          (35,518)
                             -------------    -------------       -----------
Balance - June 25, 1996      $(128,287,148)   $(126,466,752)      $(1,820,396)
                             =============    =============       ===========


See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                             June 25,
                                                                   --------------------------
                                                                       1996          1995*
                                                                   -----------    -----------
Cash flows from operating activities:

Net loss                                                           $(3,551,803)   $(3,551,677)
                                                                   -----------    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:

   Depreciation                                                      2,114,351      2,153,781
   Minority interest in income (loss) of subsidiaries                      255           (766)
   Decrease in cash-restricted for tenants' security deposits            9,746          4,413
   Decrease (increase) in mortgage escrow deposits                      93,153       (319,438)
   (Increase) decrease in prepaid expenses and other assets             (8,617)        38,777
   Increase in due to selling partners                               2,746,185      2,751,801
   Payments of interest to selling partners                           (324,032)      (192,299)
   Increase in accounts payable, accrued expenses
     and other liabilities                                              12,726        418,963
   Increase in tenants' security deposits payable                        7,048         11,414
   Increase in due to general partners of subsidiaries
     and their affiliates                                                    0         17,179
   Decrease in due to general partners of subsidiaries
     and their affiliates                                              (95,380)      (165,414)
   Increase (decrease) in due to general partners and affiliates        56,544       (141,032)
                                                                   -----------    -----------

   Total adjustments                                                 4,611,979      4,577,379
                                                                   -----------    -----------

   Net cash provided by operating activities                         1,060,176      1,025,702
                                                                   -----------    -----------

Cash flows from investing activities:

   Acquisitions of property and equipment                             (116,693)      (171,851)
                                                                   -----------    -----------
Cash flows from financing activities:

   Principal payment of mortgage notes payable                        (577,100)      (527,236)
   Decrease in minority interest                                       (12,902)       (14,212)
                                                                   -----------    -----------

   Net cash used in financing activities                              (590,002)      (541,448)
                                                                   -----------    -----------

Net increase in cash and cash equivalents                              353,481        312,403

Cash and cash equivalents - beginning of period                      2,651,994      3,190,963
                                                                   -----------    -----------

Cash and cash equivalents - end of period                          $ 3,005,475    $ 3,503,366
                                                                   ===========    ===========

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)


NOTE 1 - General

         The consolidated financial statements include the accounts of the Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty-one subsidiary partnerships ("subsidiary partnerships" or "Local Partnerships") in which the Partnership is a limited partner, with an ownership interest of 98.99%.

         The Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25.

         All intercompany accounts and transactions have been eliminated in consolidation.

         Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

         Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $16,000 and $15,000 for the three months ended June 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

         In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

         Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through June 25, 1996, the Partnership has recorded approximately $4,343,000 as an allowance for loss on impairment of assets.

         The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1996 and the results of operations and cash flows for the three months ended June 25, 1996 and 1995. However, the operating results for the three months ended June 25, 1996 may not be indicative of the results for the year.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)


NOTE 1 - General (continued)

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1996 Annual Report on Form 10-K.


NOTE 2 - Purchase Money Notes Payable

         Purchase Money Notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates. A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 12% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). Purchase money notes at June 25, 1996 and March 25, 1996 include $4,336,417 of interest accrued through August 31, 1989.

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

         The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Note for up to three additional years (four years with respect to three subsidiary partnerships). Management is working with the selling partners to extend, restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

         Distributions aggregating $55,386 and $143,382 were made to the Partnership for the three months ended June 25, 1996 and 1995, respectively, of which $0 and $84,781, respectively, was used to pay interest on the purchase money notes. Unpaid interest of $98,426,056 and $95,994,453 at June 25, 1996 and March 25, 1996, respectively, has been accrued and is included in the caption due to selling partners.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)

NOTE 3 - Related Party Transactions

         The costs incurred to related parties for the three months ended June 25, 1996 and 1995 were as follows:

                                                      Three Months Ended
                                                         June 25,
                                                     -------------------
                                                       1996       1995
                                                     --------   --------
         Partnership management fees (a)             $ 31,250   $ 31,250
         Expense reimbursement (b)                     47,576     31,947
         Property management fees (c)                 479,584    472,017
         Local administrative fee (d)                  21,000     28,000
                                                     --------   --------
                                                     $579,410   $563,214
                                                     ========   ========

         (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to $512,487 and $481,237 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively.

         (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $201,326 and $153,750 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively.

         (c) Property management fees incurred to affiliates of the subsidiary partnerships' general partners amounted to $468,081 and $460,874 for the three months ended June 25, 1996 and 1995, respectively. Property management fees incurred to affiliates of the Partnership amounted to $11,503 and $11,143 for the three months ended June 25, 1996 and 1995, respectively.

         (d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 4 - Property and Equipment

              On May 2, 1996 the property owned by Bicentennial Associates., Ltd. was sold to an unaffiliated third party for $1,700,000 resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. The Partnership's investment in Bicentennial Associates, Ltd. ("Bicentennial") at May 2, 1996 was a deficit of approximately $12,700,000 resulting in a gain of $12,700,000. In addition, voluntary noninterest bearing loans in the amount of approximately $494,000 which were made by the Partnership from its working capital reserve to fund Bicentennial's negative cash flow were forgiven, resulting in forgiveness of indebtness income of $494,000. Therefore, the entire gain realized by the Partnership from this transaction is anticipated to be approximately $13,200,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter, coinciding with Bicentennial's fiscal quarter, which includes the date of sale.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)

NOTE 5 - Commitments and Contingencies

              The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996.

         Bellfort
         --------

         Bellfort has been in default on the required interest payments due on the wraparound purchase note payable to HUD since 1992. Delinquent interest payments at March 31, 1996 aggregated $3,176,090 on the wraparound purchase note payable of $7,000,000 due on November 1, 1996. The note is secured by a first lien on and security interest in the Partnership's and the subsidiary partnership's special limited partner's rights, titles and interest in Bellfort.

         In December 1994 Bellfort signed a work-out agreement with HUD (which replaced a similar agreement of December 1993) that required monthly payments of $40,917 through November 30, 1995 to cover service charges, tax escrows and 90% of accruing interest. The agreement, which acceded to HUD a 15% equity position due upon sale or refinancing of the project, expired November 30, 1995. Bellfort submitted a proposal for a new work-out agreement which had not been approved by HUD. On December 15, 1995, HUD announced its intention to sell Bellfort's mortgage during the second quarter of 1996, and on June 27, 1996, the underlying mortgage note was sold to Multifamily Mortgage Trust 1996-1. Although Bellfort has not yet received a notice of demand for payment from the new mortgage holder, management is considering two options to remedy the default. One option is to obtain new financing from the wraparound purchase note holder and repay the underlying mortgage note held by Multifamily Mortgage Trust 1996-1 at a discount. The second option, if the first one is not successful, would be for the wraparound purchase note holder to lend to Bellfort the funds necessary to repay all arrearages and keep the underlying mortgage note current until the wraparound purchase note matures on November 1, 1996.

         The Partnership's investment is Bellfort has been reduced to zero by prior years losses. The minority balance was zero at June 25, 1996 and March 25, 1996. Bellfort's net loss after minority interest amounted to approximately $165,000 and $252,000 for the three months ended June 25, 1996 and 1995.

         Westminster
         -----------

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 25, 1996
                                   (Unaudited)

NOTE 5 - Commitments and Contingencies (continued)

         The inability of the subsidiary partnership to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about the entity's ability to continue as a going concern. Management of the Local Partnership is now working on securing a commercial loan to cover the cost of physical improvements. The Partnership's investment in Westminster has been reduced to zero by prior years losses. The minority interest balance was zero at June 25, 1996 and March 25, 1996. Westminster's net loss after minority interest amounted to approximately $130,000 and $55,000 for the three months ended June 25, 1996 and 1995, respectively.

         Northgate
         ---------

         During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate property. The complex hired environmental specialists and other contractors to remedy the problem. Costs in the amount of $245,353 have been incurred relating to the work performed. The remaining costs to complete the cleanup and installation of preventive measures is estimated to be an additional $32,000. The Partnership's investment in Northgate at June 25, 1996 and March 25, 1996 was approximately $1,528,000 and $1,670,000, respectively. The minority interest balance was zero at June 25, 1996 and March 25, 1996. Northgate's net loss after minority interest amounted to approximately $142,000 and $82,000 for the three months ended June 25, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
- - -------------------------------

        The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid.

        During the three months ended June 25, 1996, cash and cash equivalents of the Partnership increased approximately $353,000. Cash generated primarily from operations of the Local Partnerships of approximately $1,060,000 exceeded principal payments of mortgage notes of approximately $577,000 and net capital additions of approximately $117,000. Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation in the amount of approximately $2,114,000.

        The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1996 and 1995, the Partnership received approximately $55,000 and $143,000, respectively, of cash flow distributions, of which approximately $0 and $85,000, respectively, was used to pay interest on the related Local Partnership purchase money notes. Accordingly, the General Partners advanced funds totaling approximately $205,000 at June 25, 1996 and March 25, 1996 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $714,000 and $635,000 were accrued and unpaid as of June 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

        As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $85,459,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of twelve years (maturities range from August 1996 to December 1996), subject to certain possible extensions as described below.

        The Purchase Money Notes typically bear interest at a rate of between 9% and 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) during their entire term. A Purchase Money Note will not be in default during the basic twelve-year term if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding Local Partnership (generated by the operations of its Apartment Complex) is applied first to accrued interest and then to current interest thereon.

        The obligation to pay the Purchase Money Note is on a non-recourse basis to any General or Limited Partner but payment thereof is secured by a pledge under the purchase, sale and security agreement of the related Local Partnership Interest. The payee has the right to foreclose on the related Local Partnership Interest in the event that any payment on the Purchase Money Note is not paid when due or if the Partnership is otherwise in default thereunder.

        At June 25, 1996, unpaid accrued interest on the Purchase Money Notes amounted to approximately $93,426,000. The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three Local Partnerships). The Partnership expects that upon maturity it will be required to extend, refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is currently negotiating an extension of the due date of the Purchase Money Notes and the sale of certain properties. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

        The Local Partnerships which receive government assistance are subject to low-income use contracts which restrict the sale or refinancing of the properties. These contracts will begin to expire over the next several years. In order to maintain the existing inventory of affordable housing, Congress passed the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for eliminating the owners right to prepay the HUD mortgage and convert the property to market rate use, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

        The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. Only Villa Apollo Associates, Villa Apollo #2, Carlton Terrace and Lancaster Manor are under contract of sale.

        Funding for the Preservation Acts and the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. At the present time, HUD has fully committed its 1996 preservation funding. No preservation funds have been requested by HUD nor has Congress allocated such funds for the 1997 Fiscal Year.

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

        The Partnership entered into negotiations to sell four properties (Villa Apollo and Villa Apollo #2, Carlton Terrace and Lancaster Manor) for an aggregate selling price of approximately $33,590,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $12,800,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

        On May 2, 1996 the property owned by Bicentennial Associates., Ltd. was sold to an unaffiliated third party for $1,700,000 resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. The Partnership's investment in Bicentennial Associates, Ltd. ("Bicentennial") at May 2, 1996 was a deficit of approximately $12,700,000 resulting in a gain of $12,700,000. In addition, voluntary noninterest bearing loans in the amount of approximately $494,000 which were made by the Partnership from its working capital reserve to fund Bicentennial's negative cash flow were forgiven, resulting in forgiveness of indebtness income of $494,000. Therefore, the entire gain realized by the Partnership from this transaction is anticipated to be approximately $13,200,000.

        For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

        Management is not aware of any trends of trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downtown in the national economy.

Results of Operations
- - ---------------------

        In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

        Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121 a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through June 25, 1996, the Partnership has recorded approximately $4,343,000 as an allowance for loss on impairment of assets.

        The results of operations of the Partnership, as well as the Local Partnerships, remained fairly constant during the three months ended June 25, 1996 as compared to the same period in 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

        Rental income has remained fairly consistent with an increase of approximately 2% for the three months ended June 25, 1996 primarily due to rental rate increases.

        Other income increased approximately $47,000 for the three months ended June 25, 1996 as compared to 1995 primarily due to the receipt of insurance proceeds from a fire claim at one Local Partnership in the current year.

        Total expenses excluding operating expenses remained fairly constant with an increase of less than 1% during the three months ended June 30, 1996.

        Operating expenses increased approximately $179,000 for the three months ended June 25, 1996 as compared to 1995 primarily due to an increase in utilities at five Local Partnerships.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

        The litigation described in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996 is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27 Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP (Registrant)


                         By: RELATED BETA CORPORATION, a General Partner



Date:  August 8, 1996        By:   /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   Vice President



Date:  August 8, 1996        By:   /s/ Lawrence J. Lipton
                                   ----------------------
                                   Lawrence J. Lipton,
                                   Treasurer
                                   (Principal Financial and Accounting Officer)


                         By: ASSISTED HOUSING ASSOCIATES, INC.,
                             a General Partner



Date:  August 8, 1996
                             By:   /s/ Paul L. Abbott
                                   ------------------
                                   Paul L. Abbott,
                                   President