Form 10-Q
period 1996-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1996-11-12
CIK 748847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended September 25, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



            Delaware                                       13-3228969
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)



625 Madison Avenue, New York, New York                                 10022
----------------------------------------                              ---------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

Item 1. Financial Statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                              September 25,      March 25,
                                                                                 1996              1996
                                                                              ------------      ------------
Property and equipment at cost, net of accumulated depreciation
   of $96,336,279 and $94,655,094, respectively                               $144,250,174      $149,262,982
Cash and cash equivalents                                                        2,733,533         2,651,994
Cash - restricted for tenants' security deposits                                 1,516,271         1,510,971
Mortgage escrow deposits                                                        10,821,297        10,523,258
Prepaid expenses and other assets                                                2,013,020         1,661,130
                                                                              ------------      ------------
   Total assets                                                               $161,334,295      $165,610,335
                                                                              ============      ============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                                                    $  93,206,169     $  94,374,639
   Purchase money notes payable (Note 2)                                        83,319,757        89,795,242
   Due to selling partners (Note 2)                                             95,800,457        97,169,422
   Accounts payable, accrued expenses and other liabilities                      3,593,659         3,620,602
   Tenants' security deposits payable                                            1,444,884         1,451,411
   Due to general partners of subsidiaries and their affiliates                  1,583,681         2,380,398
   Due to general partners and affiliates                                        1,532,505         1,403,448
                                                                              ------------      ------------
     Total liabilities                                                         280,481,112       290,195,162
                                                                              ------------      ------------
Minority interest                                                                  139,412           150,518
                                                                              ------------      ------------
Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners                                                           (117,555,842)     (122,950,467)
   General partners                                                             (1,730,387)       (1,784,878)
                                                                              ------------      -------------
   Total partners' deficit                                                    (119,286,229)     (124,735,345)
                                                                              ------------      -------------
   Total liabilities and partners' deficit                                    $161,334,295      $165,610,335
                                                                              ============      ============



See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                   Six Months Ended
                                                       September 25,                       September 25,
                                            -----------------------------      -----------------------------
                                                1996             1995*             1996             1995*
                                            -----------       -----------      -----------       -----------
Revenues
   Rentals, net                             $ 8,931,514       $ 8,921,304      $17,915,177       $17,764,801
   Other                                        307,591           324,323          696,565           666,483
   Gain on sale of property (Note 4)            661,027                 0          661,027                 0
                                            -----------       -----------      -----------       -----------

   Total revenues                             9,900,132         9,245,627       19,272,769        18,431,284
                                            -----------       -----------      -----------       -----------

Expenses

   Selling and renting                          109,327           127,283          213,193           229,061
   Administrative and management              1,226,213         1,151,362        2,585,021         2,592,453
   Administrative and management-
     related parties (Note 3)                   570,971           579,479        1,150,381         1,142,693
   Operating                                  1,363,931         1,378,318        3,285,303         3,121,019
   Repairs and maintenance                    2,368,992         2,308,759        4,470,199         4,308,525
   Taxes and insurance                        1,222,443         1,190,109        2,419,367         2,356,716
   Interest                                   3,423,590         3,560,972        6,971,837         7,130,134
   Depreciation                               2,125,391         2,158,512        4,239,742         4,312,293
                                            -----------       -----------      -----------       -----------

   Total expenses                            12,410,858        12,454,794       25,335,043        25,192,894
                                            -----------       -----------      -----------       -----------

Net loss before minority interest            (2,510,726)       (3,209,167)      (6,062,274)       (6,761,610)

Minority interest in (income) loss
   of subsidiaries                               (1,541)              710           (1,796)            1,476
                                            -----------       -----------      -----------       -----------

Loss before extradordinary item              (2,512,267)       (3,208,457)      (6,064,070)       (6,760,134)

Extraordinary item-forgiveness of
   indebtedness income (Note 5)              11,513,186                 0       11,513,186                 0
                                            -----------       -----------      -----------       -----------

Net income (loss)                           $ 9,000,919       $(3,208,457)     $ 5,449,116       $(6,760,134)
                                            ===========       ===========      ===========       ===========


* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
                                   (Unaudited)



                                                              Total        Limited Partners   General Partners
                                                         --------------    ----------------   ----------------
Balance - March 26, 1996                                 $ (124,735,345)    $ (122,950,467)     $ (1,784,878)

Net income                                                    5,449,116          5,394,625            54,491
                                                         --------------     --------------      ------------

Balance - September 25, 1996                             $ (119,286,229)    $ (117,555,842)     $ (1,730,387)
                                                         ==============     ==============      ============


See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                     Six Months Ended
                                                                                       September 25,
                                                                               ----------------------------
                                                                                   1996            1995*
                                                                               -----------      -----------
Cash flows from operating activities:

Net income (loss)                                                               $5,449,116      $(6,760,134)
                                                                               -----------      -----------
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Gain on sale of property (Note 4)                                              (661,027)               0
   Extraordinary item-forgiveness of indebtedness income (Note 5)              (11,513,186)               0
   Depreciation                                                                  4,239,742        4,312,293
   Minority interest in income (loss) of subsidiaries                                1,796           (1,476)
   Increase in cash-restricted for tenants' security deposits                       (9,225)          (4,843)
   Increase in mortgage escrow deposits                                           (298,039)        (989,484)
   Increase in prepaid expenses and other assets                                  (391,736)         (69,285)
   Increase in due to selling partners                                           5,395,163        5,503,603
   Payments of interest to selling partners                                     (1,083,117)        (536,640)
   Increase in accounts payable, accrued expenses
     and other liabilities                                                         332,567          425,379
   Increase in tenants' security deposits payable                                   18,859           20,479
   Increase in due to general partners of subsidiaries and their affiliates          8,570                0
   Decrease in due to general partners of subsidiaries and their affiliates       (107,507)        (217,561)
   Increase in due to general partners and affiliates                              134,057          161,203
                                                                               -----------      -----------

   Total adjustments                                                            (3,933,083)       8,603,668
                                                                               -----------      -----------

   Net cash provided by operating activities                                     1,516,033        1,843,534
                                                                               -----------      -----------

Cash flows from investing activities:

   Proceeds from sale of property                                                1,650,000                0
   Acquisitions of property and equipment                                         (283,814)        (404,948)
   Disposition of property and equipment                                            25,586                0
                                                                               -----------      -----------

   Net cash provided by (used in) investing activities                           1,391,772         (404,948)
                                                                               -----------      -----------

Cash flows from financing activities:

   Increase in purchase money notes payable                                          5,106                0
   Decrease in purchase money notes payable                                     (1,650,000)               0
   Principal payment of mortgage notes payable                                  (1,168,470)      (1,082,778)
   Decrease in minority interest                                                   (12,902)         (14,330)
                                                                               -----------      -----------

   Net cash used in financing activities                                        (2,826,266)      (1,097,108)
                                                                               -----------      -----------

Net increase in cash and cash equivalents                                           81,539          341,478
Cash and cash equivalents - beginning of period                                  2,651,994        3,190,963
                                                                               -----------      -----------
Cash and cash equivalents - end of period                                       $2,733,533       $3,532,441
                                                                               ===========      ===========



* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE IN CASH AND CASH EQUIVALENTS
                                   (continued)
                                   (Unaudited)


                                                                                        Six Months Ended
                                                                                          September 25,
                                                                                -----------------------------
                                                                                    1996              1995*
                                                                                ----------         ----------
Supplemental disclosures of noncash activities:

   Forgiveness of indebtedness (Note 5):
     Decrease in purchase money note payable                                    (4,830,591)               0
     Decrease in due to selling partners                                        (5,681,011)               0
     Decrease in due to general partners of subsidiaries and their affiliates     (697,780)               0
     Decrease in due to general partners and affiliates                             (5,000)               0
     Decrease in accounts payable, accrued expenses and other liabilities         (298,804)               0

Summarized below are the components of the gain on sale of property:

   Decrease in property and equipment, net of accumulated depreciation           1,031,294                0
   Decrease in cash-restricted for tenants' security deposits                        3,925                0
   Decrease in prepaid expenses and other assets                                    39,846                0
   Decrease in accounts payable, accrued expenses
     and other liabilities                                                         (60,706)               0
   Decrease in tenants' security deposits payable                                  (25,386)               0



* Reclassified for comparative purposes
See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)


NOTE 1  -  General

           The consolidated financial statements include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty-one subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the date of sale of its property on May 2, 1996 (see Note 4). The Partnership is the sole limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary local partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

           The Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 25.

           All intercompany accounts and transactions have been eliminated in consolidation.

           Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

           Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $11,000 and $0 and $26,000 for the three and six months ended September 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

           In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

           Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimate fair value. Through March 25, 1996, the Partnership had recorded approximately $4,343,000 as an allowance for loss on impairment of assets relating to the property owned by Bicentennial Associates, Ltd. ("Bicentennial"), which was sold on May 2, 1996. Through September 25, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value relating to any other properties.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)


NOTE 1  -  General (continued)

           The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1996, the results of operations for the three and six months ended September 25, 1996 and cash flows for the six months ended September 25, 1996 and 1995. However, the operating results for the six months ended September 25, 1996 may not be indicative of the results for the year.

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

           Purchase Money Notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates. A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to an unaffiliated third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled (see Note
4). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 12% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of September 25, 1996, the maturity dates of seven Purchase Money Notes were extended for one year (see below). Purchase Money Notes at September 25, 1996 and March 25, 1996 include $4,336,417 of interest accrued through August 31, 1989.

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

           The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). Management is working with the selling partners to extend, restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships. As of September 25, 1996, the maturity dates of seven Purchase Money Notes (ranging from August to October 1996) were extended for one year and extension fees in the amount of $48,117 were incurred by the Partnership. Of such fees incurred, $5,106 was accrued and added to the Purchase Money Notes balance in accordance with the note agreement. The extension fees are being amortized over the term of the extension.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)


NOTE 2  -  Purchase Money Notes Payable (continued)

           Distributions aggregating $697,076 and $167,225 were made to the Partnership for the six months ended September 25, 1996 and 1995, respectively, of which $385,014 and $100,335, respectively, was used to pay interest on the purchase money notes. Unpaid interest of $94,625,487 and $95,994,453 at September 25, 1996 and March 25, 1996, respectively, has been accrued and is included in the caption due to selling partners.

           The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances.


NOTE 3  -  Related Party Transactions

           The costs incurred to related parties for the three and six months ended September 25, 1996 and 1995 were as follows:


                                     Three Months Ended               Six Months Ended
                                        September 25,                   September 25,
                               ----------------------------       ----------------------------
                                  1996              1995            1996              1995
                               ----------        ----------       ----------       -----------
Partnership management
  fees (a)                     $   31,250        $   31,250       $   62,500       $    62,500
Expense reimbursement (b)          43,678            44,948           91,254            76,895
Property management fees (c)      475,043           476,281          954,627           948,298
Local administrative fee (d)       21,000            27,000           42,000            55,000
                               ----------        ----------       ----------       -----------

                               $  570,971        $  579,479       $1,150,381       $ 1,142,693
                               ==========        ==========       ==========       ===========


           (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to $543,737 and $481,237 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively.

           (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $237,504 and $153,750 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively.

           (c) Property management fees incurred to affiliates of the subsidiary partnerships' general partners amounted to $471,467 and $465,529 and $939,548 and $926,403 for the three and six months ended September 25,

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)


NOTE 3  -  Related Party Transactions (continued)

1996 and 1995, respectively. Property management fees incurred to affiliates of the Partnership amounted to $3,576 and $10,752 and $15,079 and $21,895 for the three and six months ended September 25, 1996 and 1995, respectively.

           (d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 4  -  Sale of Property

          On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to an unaffiliated third party for $1,700,000, resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $661,027 was realized. In addition, forgiveness of indebtedness income of $11,513,186 was also realized as a result of forgiveness of a portion of the purchase money note payable and accrued interest thereon, amounts due to HUD, and amounts due to general partners and affiliates. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,200,000.

NOTE 5  -  Extraordinary Item

          On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to an unaffiliated third party for $1,700,000 (see Note
4). For financial reporting purposes, forgiveness of indebtedness income of $11,513,186 was realized as a result of forgiveness of a portion of the purchase money note payable and accrued interest thereon, amounts due to HUD, and amounts due to general partners and affiliates.

NOTE 6  -  Commitments and Contingencies

           The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996.

           Bellfort Associates, Ltd.

           Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. Delinquent interest payments at September 30, 1996 aggregated $3,256,272 on the wraparound purchase note payable of $7,000,000 due on November 1, 1996. The note, which was extended for one year, is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interest in Bellfort.

           In December 1994 Bellfort signed a work-out agreement with HUD (which replaced a similar agreement of December 1993) that required monthly payments of $40,917 through November 30, 1995 to cover service charges, tax escrows and 90% of accruing interest. The agreement, which acceded to HUD a 15% equity position due upon sale or refinancing of the project, expired November 30, 1995. Bellfort submitted a proposal for a new work-out agreement which had not been approved by HUD. On December 15, 1995, HUD announced its intention to sell Bellfort's mortgage during the second quarter of 1996, and on June 27, 1996, the underlying mortgage note was sold to Multifamily Mortgage Trust 1996-1. The wraparound purchase note holder has lent to Bellfort the funds necessary to pay all costs and interest in arrears and has restated the note into a current status.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 6  -  Commitments and Contingencies (continued)

           The Partnership's investment in Bellfort has been reduced to zero by prior years losses. The minority balance was zero at September 25, 1996 and March 25, 1996. Bellfort's net loss after minority interest amounted to approximately $167,000 and $181,000 and $332,000 and $433,000 for the three and six months ended September 25, 1996 and 1995.

           Westminster Manor Apartments

           In February, 1995, Westminster Manor Apartments ("Westminster") received an unsatisfactory physical inspection report from HUD. In response to the inspection report, Westminster submitted, for HUD approval, a Management Improvement Objective Plan (the "MIO Plan") with an accompanying estimate of restorations and improvements and a request for funding. Westminster does not have the working capital necessary to cover the costs contained in the MIO Plan to cure the deficiencies.

           The determination of whether the identified instances of noncompliance and Westminster's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined.

           The inability of Westminster to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about the entity's ability to continue as a going concern. Management of Westminster is now working on securing a commercial loan to cover the cost of physical improvements. The Partnership's investment in Westminster has been reduced to zero by prior years losses. The minority interest balance was zero at September 25, 1996 and March 25, 1996. Westminster's net loss after minority interest amounted to approximately $60,000 and $59,000 and $70,000 and $115,000 for the three and six months ended September 25, 1996 and 1995, respectively.

           Northgate Townhouse Apartments

           During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate Townhouse Apartments ("Northgate") property. The complex hired environmental specialists and other contractors to remedy the problem. Costs in the amount of $262,153 were incurred for the cleanup and installation of preventive measures. Work has been completed as of September 25, 1996 and all contractors have been paid. The funds to pay for the work were advanced by the management company. After the work was completed, the property was inspected, but no report has been sent. The Partnership's investment in Northgate at September 25, 1996 and March 25, 1996 was approximately $1,471,000 and $1,670,000, respectively. The minority interest balance was zero at September 25, 1996 and March 25, 1996. Northgate's net loss after minority interest amounted to approximately $56,000 and $94,000 and $199,000 and $175,000 for the three and six months ended September 25, 1996 and 1995, respectively.

           Saraland Apartments, Ltd.

           Saraland Apartments, Ltd. ("Saraland") has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 25, 1996
                                   (Unaudited)

NOTE 6  -  Commitments and Contingencies (continued)

Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In September 1996, the 11th Circuit Court of Appeals affirmed that decision and, accordingly, the Partnership and C/R Special are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

           During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

           On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and C/R Special), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and C/R Special informed EPA that they have "sufficient cause" to not comply with the Order. Redwing Carriers, Inc. initially advised EPA that it would commence implementation of the Order. It has recently, however, refused to do so and EPA has now begun implementation of the remedy.

           Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and C/R Special from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000. The Partnership's investment in Saraland at September 25, 1996 and March 25, 1996 was approximately $515,000 and $504,000, respectively. The minority interest balance was approximately $32,000 at September 25, 1996 and March 25, 1996. Saraland's net income (loss) after minority interest amounted to approximately $3,000 and ($2,000) and $11,000 and ($13,000) for the three and six months ended September 25, 1996 and 1995, respectively.

NOTE 7  -  Subsequent Events

           During the period September 26, 1996 through November 1, 1996, the maturity dates of thirty-four Purchase Money Notes (ranging from October to December 1996) were extended for one year and extension fees in the amount of $199,466 were accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

           The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 2, 1996, the property owned by one of the Local Partnerships was sold to an unaffiliated third party (see below) and, as a result, approximately $477,000 of Partnership funds which had been advanced to the Local Partnership were forgiven.

           During the six months ended September 25, 1996, cash and cash equivalents of the Partnership increased approximately $82,000. This increase was primarily due to cash provided by operating activities ($1,516,000) and net proceeds from sale of property ($1,650,000) which exceeded net acquisitions of property and equipment ($258,000), repayments of purchase money notes ($1,650,000) and repayments of mortgage notes payable ($1,168,000). Included in the adjustments to reconcile the net loss to cash flow from operations is depreciation in the amount of approximately $4,240,000.

           The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1996 and 1995, the Partnership received approximately $697,000 and $167,000, respectively, of cash flow distributions, of which approximately $385,000 and $100,000, respectively, was used to pay interest on the related Local Partnership Purchase Money Notes. Accordingly, the General Partners advanced funds totaling approximately $205,000 at September 25, 1996 and March 25, 1996 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $781,000 and $635,000 were accrued and unpaid as of September 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

           As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $85,459,000 of Purchase Money Notes. The typical Purchase Money Note has a basic term of twelve years (maturities range from August 1996 to December 1996), subject to certain possible extensions as described below. On May 2, 1996 the property owned by Bicentennial was sold to an unaffiliated third party and the associated purchase money note and accrued interest thereon were canceled. In addition, as of November 1, 1996, the maturity dates of forty-one Purchase Money Notes were extended for one year (see below).

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

           At September 25, 1996, unpaid accrued interest on the Purchase Money Notes amounted to approximately $94,625,000. The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three Local Partnerships). The Partnership expects that upon maturity it will be required to extend, refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. Management is currently negotiating an extension of the due date of the Purchase Money Notes and the sale of certain properties. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships. As of November 1, 1996, the maturity dates of forty-one Purchase Money Notes (ranging from August to December 1996) were extended for one year and extension fees in the amount of approximately $248,000 were incurred by the Partnership. Of such fees incurred, approximately $205,000 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements.

           The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

           The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. Villa Apollo Associates, Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor are under contract of sale.

           Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 Fiscal Year. Moreover, only $175 million of the 1997 allocation is available to fund preservation, the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value of in excess of $900 million. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

           HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority.

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

           Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. Though HUD initially backed away from the "marked-to-market" proposal, it has now been reintroduced as "Portfolio Restructuring". Additionally, in the interim, HUD has agreed to annual extensions of any expiring project based
Section 8 contracts, but there is no guarantee that such extension will be available in the future.

           Six of the Local Partnerships have entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor) for an aggregate selling price of approximately $48,400,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $18,086,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

          On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to an unaffiliated third party for $1,700,000, resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. For financial reporting purposes a gain on the sale of prperty in the amount of $661,027 was realized. In addition, forgiveness of indebtedness income of $11,513,186 was also realized as a result of forgiveness of a portion of the purchase money note payable and accrued interest thereon, amounts due to HUD, and amounts due to general partners and affiliates. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,200,000.

           For a discussion of contingencies affecting certain Local Partnerships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

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

           Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121 a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership had recorded approximately $4,343,000 as an allowance for loss on impairment of assets relating to the property owned by Bicentennial, which was sold on May 2, 1996. Through September 25, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value relating to any other properties..

           The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property and extraordinary items, remained fairly constant for the three and six months ended September 25, 1996 as compared to the same periods in 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

           Rental income has remained fairly consistent with increases of approximately 1% for both the three and six months ended September 25, 1996 as compared to the same periods in 1995 primarily due to rental rate increases.

           Total expenses excluding selling and renting expenses remained fairly constant with increases of less than 1% and 1% for the three and six months ended September 25, 1996, respectively, as compared to the same periods in 1995.

           Selling and renting expenses decreased approximately $18,000 for the three months ended September 25, 1996 as compared to 1995 primarily due to the sale of the property owned by Bicentennial.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings

           The litigation described in Note 6 to the financial statements contained in Part I, Item I is incorporated herein by reference.

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


                              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED
                              PARTNERSHIP
                              (Registrant)


                              By:  RELATED BETA CORPORATION, a General Partner



Date:  November 8, 1996            By:   /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         Vice President
                                         (Principal Financial Officer)


Date:  November 8, 1996            By:   /s/Richard A. Palermo
                                         ---------------------
                                         Richard A. Palermo,
                                         Treasurer
                                         (Principal Accounting Officer)


                              By:    ASSISTED HOUSING ASSOCIATES, INC.,
                                     a General Partner



Date:  November 8, 1996
                                     By:   /s/ Paul L. Abbott
                                           ------------------
                                           Paul L. Abbott,
                                           President