Form 10-Q
period 1996-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1997-02-10
CIK 748847

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1996


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)



           Delaware                                              13-3228969
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
--------------------------------------                                ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333


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
                                   (Unaudited)

                                                 ============      ============
                                                 December 25,        March 25,
                                                     1996              1996
                                                 ------------      ------------

ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $98,449,329 and $94,655,094,
   respectively                                  $142,409,325      $149,262,982
Cash and cash equivalents                           3,016,255         2,651,994
Cash - restricted for tenants'
   security deposits                                1,538,346         1,510,971
Mortgage escrow deposits                           11,075,506        10,523,258
Prepaid expenses and other assets                   2,272,894         1,661,130
                                                 ------------      ------------
   Total assets                                  $160,312,326      $165,610,335
                                                 ============      ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                        $ 92,608,629      $ 94,374,639
   Purchase money notes payable
    (Note 2)                                       83,670,431        89,795,242
   Due to selling partners (Note 2)                98,073,855        97,169,422
   Accounts payable, accrued
    expenses and other liabilities                  4,077,735         3,620,602
   Tenants' security deposits payable               1,444,282         1,451,411
   Due to general partners of
    subsidiaries and their affiliates               1,593,573         2,380,398
   Due to general partners and
    affiliates                                      2,149,072         1,403,448
                                                 ------------      ------------
    Total liabilities                             283,617,577       290,195,162
                                                 ------------      ------------

Minority interest                                     133,653           150,518
                                                 ------------      ------------
Commitments and contingencies (Note 6)

Partners' deficit:
   Limited partners                              (121,666,990)     (122,950,467)
   General partners                                (1,771,914)       (1,784,878)
                                                 ------------      ------------
   Total partners' deficit                       (123,438,904)     (124,735,345)
                                                 ------------      ------------

   Total liabilities and partners'
    deficit                                      $160,312,326      $165,610,335
                                                 ============      ============


See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)


                      ===========================   ===========================
                           Three Months Ended             Nine Months Ended
                              December 25,                   December 25,
                      ---------------------------   ---------------------------
                           1996          1995*           1996           1995*
                      ------------   ------------   ------------   ------------

Revenues
 Rentals, net         $  8,796,129   $  8,834,377   $ 26,711,306   $ 26,599,178
 Other                     414,947        376,644      1,111,512      1,043,127
 Gain on sale of
  property
  (Note 4)                       0              0        661,027              0
                      ------------   ------------   ------------   ------------
 Total revenues          9,211,076      9,211,021     28,483,845     27,642,305
                      ------------   ------------   ------------   ------------
Expenses
 Selling and
  renting                  102,022         80,673        315,215        309,734
 Administrative and
  management             1,205,197      1,263,452      3,790,218      3,855,905
 Administrative and
  management-
  related parties
  (Note 3)               1,344,182        568,481      2,494,563      1,711,174
 Operating               1,457,170      1,422,069      4,742,473      4,543,088
 Repairs and
  maintenance            2,556,751      2,484,997      7,026,950      6,793,522
 Taxes and
  insurance              1,198,401      1,158,996      3,617,768      3,515,712
 Interest                3,386,427      3,562,990     10,358,264     10,693,124
 Depreciation            2,113,050      2,160,614      6,352,792      6,472,907
                      ------------   ------------   ------------   ------------
 Total expenses         13,363,200     12,702,272     38,698,243     37,895,166
                      ------------   ------------   ------------   ------------

Net loss before
 minority
 interest               (4,152,124)    (3,491,251)   (10,214,398)   (10,252,861)
Minority interest
 in (income) loss
 of subsidiaries              (551)           681         (2,347)         2,157
                      ------------   ------------   ------------   ------------
Loss before
 extradordinary
 item                   (4,152,675)    (3,490,570)   (10,216,745)   (10,250,704)
Extraordinary
 item-forgiveness
 of indebtedness
 income (Note 5)                 0              0     11,513,186              0
                      ------------   ------------   ------------   ------------

Net income
 (loss)               $ (4,152,675)  $ (3,490,570)  $  1,296,441   $(10,250,704)
                      ============   ============   ============   ============

* Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Consolidated Statement of Partners' Deficit
                                   (Unaudited)

                            ====================================================
                                                    Limited           General
                                 Total              Partners          Partners
                            ---------------------------------------------------

Balance -
 March 26, 1996             $(124,735,345)      $(122,950,467)      $(1,784,878)

Net income                      1,296,441           1,283,477            12,964
                            -------------       -------------       -----------

Balance -
 December 25, 1996          $(123,438,904)      $(121,666,990)      $(1,771,914)
                            =============       =============       ===========

See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                     Increase in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Nine Months Ended
                                                           December 25,
                                                   ----------------------------
                                                      1996             1995*
                                                   ------------    ------------




Cash flows from operating activities:

Net income (loss)                                  $  1,296,441    $(10,250,704)
                                                   ------------    ------------
Adjustments to reconcile net income
   (loss) to net cash provided
   by operating activities:
   Gain on sale of property (Note 4)                   (661,027)              0
   Extraordinary item-forgiveness of
    indebtedness income (Note 5)                    (11,513,186)              0
   Depreciation                                       6,352,792       6,472,907
   Minority interest in income (loss)
    of subsidiaries                                       2,347          (2,157)
   Increase in cash-restricted for tenants'
    security deposits                                   (31,300)        (22,628)
   Increase in mortgage escrow deposits                (552,248)     (1,515,598)
   Increase in prepaid expenses and
    other assets                                       (651,610)        (65,320)
   Increase in due to selling partners                7,995,535       8,255,404
   Payments of interest to selling
    partners                                         (1,410,091)     (1,082,312)
   Increase in accounts payable,
    accrued expenses
    and other liabilities                               816,643       1,054,141
   Increase in tenants' security
    deposits payable                                     18,257           8,554
   Increase in due to general partners
    of subsidiaries and their affiliates                  6,998          32,623
   Decrease in due to general partners
    of subsidiaries and their affiliates                (96,043)       (194,765)
   Increase in due to general
    partners and affiliates                             750,624         237,721
                                                   ------------    ------------
   Total adjustments                                  1,027,691      13,178,570
                                                   ------------    ------------
   Net cash provided by operating
    activities                                        2,324,132       2,927,866
                                                   ------------    ------------

* Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                        Nine Months Ended
                                                           December 25,
                                                   ----------------------------
                                                      1996             1995*
                                                   ------------    ------------

Cash flows from investing activities:

   Proceeds from sale of property                     1,650,000               0
   Acquisition of property and
    equipment                                          (562,865)       (754,164)
   Disposition of property and
    equipment                                            32,436             276
                                                     ----------      ----------
   Net cash provided by (used in)
    investing activities                              1,119,571        (753,888)
                                                     ----------      ----------
Cash flows from financing activities:

   Increase in purchase money notes
    payable                                             355,780               0
   Decrease in purchase money notes
    payable                                          (1,650,000)              0
   Principal payment of mortgage
    notes payable                                    (1,766,010)     (1,639,290)
   Decrease in minority interest                        (19,212)        (14,553)
                                                     ----------      ----------
   Net cash used in financing
    activities                                       (3,079,442)     (1,653,843)
                                                     ----------      ----------
Net increase in cash and cash
   equivalents                                          364,261         520,135
Cash and cash equivalents -
   beginning of period                                2,651,994       3,190,963
                                                     ----------      ----------
Cash and cash equivalents -
   end of period                                     $3,016,255      $3,711,098
                                                     ==========      ==========

* Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                      Increase in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                        Nine Months Ended
                                                           December 25,
                                                   ----------------------------
                                                      1996             1995*
                                                   ------------    ------------


Supplemental disclosures of noncash activities:

   Forgiveness of indebtedness (Note 5):
    Decrease in purchase money
      note payable                                   (4,830,591)              0
    Decrease in due to selling partners              (5,681,011)              0
    Decrease in due to general partners
      of subsidiaries and their affiliates             (697,780)              0
    Decrease in due to general partners
      and affiliates                                     (5,000)              0
    Decrease in accounts payable,
      accrued expenses and other
      liabilities                                      (298,804)              0

Summarized below are the components
   of the gain on sale of property:

   Decrease in property and equipment,
    net of accumulated depreciation                   1,031,294               0
   Decrease in cash-restricted for
    tenants' security deposits                            3,925               0
   Decrease in prepaid expenses and
    other assets                                         39,846               0
   Decrease in accounts payable,
    accrued expenses and other liabilities              (60,706)              0
   Decrease in tenants' security deposits
    payable                                             (25,386)              0

* Reclassified for comparative purposes
See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)


Note 1 - General

The consolidated financial statements include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty-one subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), one of which only has activity through the date of sale of its property and the related assets and liabilities on May 2, 1996 (see Note 4). The Partnership is the sole limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends December 25. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 25.

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $14,000 and $15,000 and $0 and $41,000 for the three and nine months ended December 25, 1996 and 1995, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Under SFAS No. 121, the Partnership is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 1 - General (continued)

in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss should be recognized whenever the review demonstrates that the book value of a long-lived asset is not recoverable. Effective March 26, 1996, the Partnership adopted SFAS No. 121, consistent with the required adoption period.

Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121, a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. However, depreciated cost, adjusted for such reductions in value, if any, may be greater than the fair value. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. Through March 25, 1996, the Partnership had recorded approximately $4,343,000 as an allowance for loss on impairment of assets relating to the property owned by Bicentennial Associates, Ltd. ("Bicentennial"), which was sold on May 2, 1996. Through December 25, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value relating to any other properties.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1996. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 1996, the results of operations for the three and nine months ended December 25, 1996 and cash flows for the nine months ended December 25, 1996 and 1995. However, the operating results for the nine months ended December 25, 1996 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 1 - General (continued)

that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1996 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase Money Notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates. A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property and the related assets and liabilities owned by Bicentennial were sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled (see
Note 4). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 12% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of December 25, 1996, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase Money Notes at December 25, 1996 and March 25, 1996 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of December 25, 1996, the maturity dates of each of the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 2 - Purchase Money Notes Payable (continued)

Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year and extension fees in the amount of $409,335 were incurred by the Partnership. Of such fees incurred, $355,780 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. Management is working with the selling partners to restructure and/or refinance the notes and is negotiating the sale of certain properties. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating $711,652 and $167,225 were made to the Partnership for the nine months ended December 25, 1996 and 1995, respectively, of which $393,760 and $100,335, respectively, was used to pay interest on the purchase money notes. Unpaid interest of $96,898,887 and $95,994,453 at December 25, 1996 and March 25, 1996, respectively, has been accrued and is included in the caption due to selling partners.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 1996 and 1995 were as follows:

                            ====================================================
                               Three Months Ended           Nine Months Ended
                                   December 25,                December 25,
                            ------------------------    ------------------------
                               1996          1995*         1996          1995*
                            ------------------------    ------------------------
Partnership
 management
 fees (a)                   $  794,000    $   31,250    $  856,500    $   93,750
Expense
 reimburse-
 ment (b)                       51,705        32,615       142,959       109,510
Property manage-
 ment fees (c)                 478,477       476,616     1,433,104     1,424,914
Local adminis-
 trative fee (d)                20,000        28,000        62,000        83,000
                            ----------    ----------    ----------    ----------

                            $1,344,182    $  568,481    $2,494,563    $1,711,174
                            ==========    ==========    ==========    ==========

*Reclassified for comparative purposes

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to $1,337,737 and $481,237 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $94,442 and $153,750 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships' general partners amounted to $478,477 and $465,217 and $1,418,025 and $1,391,620 for the three and nine

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 3 - Related Party Transactions (continued)

months ended December 25, 1996 and 1995, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 and $11,399 and $15,079 and $33,294 for the three and nine months ended December 25, 1996 and 1995, respectively.

(d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Property

On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to a third party for $1,700,000, resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $661,027 was realized and forgiveness of indebtedness income of $11,513,186 was also realized as a result of forgiveness of a portion of the purchase money note payable and accrued interest thereon (which were obligations at the subsidiary partnership level), amounts due to HUD, and amounts due to general partners and affiliates. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,200,000.

Note 5 - Extraordinary Item

On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to a third party for $1,700,000. For financial reporting purposes, forgiveness of indebtedness income of $11,513,186 was realized (see
Note 4).

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1996 (see Note 4 for a discussion of the sale of the property and the related assets and liabilities of Bicentennial).

Bellfort Associates, Ltd.
-------------------------
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. Delinquent interest payments at September 30, 1996 aggregated $3,336,453 on the wrap-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

around purchase note payable of $7,000,000 due on November 1, 1996. The note, which was extended for one year, is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interest in Bellfort.

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

The Partnership's investment is Bellfort has been reduced to zero by prior years' losses. The minority balance was zero at December 25, 1996 and March 25, 1996. Bellfort's net loss after minority interest amounted to approximately $169,000 and $168,000 and $501,000 and $601,000 for the three and nine months ended December 25, 1996 and 1995.

Westminster Manor Apartments
----------------------------
In February, 1995, Westminster Manor Apartments ("Westminster") received an unsatisfactory physical inspection report from HUD. In response to the inspection report, Westminster submitted, for HUD approval, a Management Improvement Objective Plan (the "MIO Plan") with an accompanying estimate of restorations and improvements and a request for funding. Westminster does not have the working capital necessary to cover the costs contained in the MIO Plan to cure the deficiencies.

The determination of whether the identified instances of noncompliance and Westminster's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined.

The inability of Westminster to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about the entity's

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

ability to continue as a going concern. Management of Westminster is now working on securing a commercial loan to cover the cost of physical improvements. The Partnership's investment in Westminster at December 25, 1996 and March 25, 1996 was approximately $1,843,000 and $1,956,000, respectively, and the minority interest balance was zero at each date. Westminster's net loss after minority interest amounted to approximately $42,000 and $104,000 and $112,000 and $219,000 for the three and nine months ended December 25, 1996 and 1995, respectively.

Northgate Townhouse Apartments
------------------------------
During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate Townhouse Apartments ("Northgate") property. The complex hired environmental specialists and other contractors to remedy the problem. Costs in the amount of $262,153 were incurred for the cleanup and installation of preventive measures and, as of December 25, 1996 work has been completed, all contractors have been paid and the property has been inspected, but no report has been sent. The funds to pay for the work were advanced by the management company. The Partnership's investment in Northgate at December 25, 1996 and March 25, 1996 was approximately $1,448,000 and $1,670,000, respectively, and the minority interest balance was zero at each date. Northgate's net loss after minority interest amounted to approximately $23,000 and $62,000 and $222,000 and $237,000 for the three and nine months ended December 25, 1996 and 1995, respectively.

Saraland Apartments, Ltd.
-------------------------
Saraland Apartments, Ltd. ("Saraland") has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

September 1996, the 11th Circuit Court of Appeals affirmed a lower court's decision dismissing the Partnership and C/R Special from the case, and, accordingly, the Partnership and C/R Special are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

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

Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and C/R Special from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000. The Partnership's investment in Saraland at December 25, 1996 and March 25, 1996 was approximately $521,000 and $504,000, respectively. The minority interest balance

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               December 25, 1996
                                   (Unaudited)

Note 6 - Commitments and Contingencies (continued)

was approximately $32,000 at both December 25, 1996 and March 25, 1996. Saraland's net income (loss) after minority interest amounted to approximately $5,000 and $8,000 and $16,000 and ($5,000) for the three and nine months ended December 25, 1996 and 1995, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 2, 1996, the property and the related assets and liabilities owned by one of the Local Partnerships was sold to a third party (see below) and, as a result, approximately $461,000 of Partnership funds which had been advanced to the Local Partnership were forgiven.

During the nine months ended December 25, 1996, cash and cash equivalents of the Partnership increased approximately $364,000. This increase was primarily due to cash provided by operating activities ($2,324,000) and proceeds from sale of property ($1,650,000) which exceeded net acquisitions of property and equipment ($530,000), net repayments of purchase money notes ($1,294,000) and repayments of mortgage notes payable ($1,766,000). Included in the adjustments to reconcile the net income to cash flow from operations is gain on sale of property ($661,000), forgiveness of indebtedness ($11,513,000) and depreciation ($6,353,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the nine months ended December 25, 1996 and 1995, the Partnership received approximately $712,000 and $167,000, respectively, of cash flow distributions, of which approximately $394,000 and $100,000, respectively, was used to pay interest on the related Local Partnership Purchase Money Notes. Accordingly, the General Partners advanced funds totaling approximately $205,000 at both December 25, 1996 and March 25, 1996 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,432,000 and $635,000 were accrued and unpaid as of December 25, 1996 and March 25, 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

As part of the purchase price of its investment in the Local Partnerships, the Partnership issued approximately $85,459,000 of

Purchase Money Notes. The typical Purchase Money Note has a basic term of twelve years (maturities range from August 1996 to December 1996), subject to certain possible extensions as described below. On May 2, 1996 the property and the related assets and liabilities owned by Bicentennial were sold to a third party and the associated purchase money note and accrued interest thereon were canceled. In addition, as of December 25, 1996, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the Local Partnerships were extended for one year (see below).

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

At December 25, 1996, unpaid accrued interest on the Purchase Money Notes amounted to approximately $96,899,000. The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three Local Partnerships). The Partnership expects that upon maturity it will be required to extend, refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes and accrued interest thereon. Based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances. As of December 25, 1996, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the Local Partnerships (ranging from August to December 1996) were extended for one year and extension fees in the amount of approximately $409,000 were incurred by the Partnership. Of such fees incurred, approximately $356,000 was ac-crued and added to the Purchase Money Notes balance in accordance with the respective note agreements. Management is working with the selling partners to restructure and/or refinance the notes and is negotiating the sale of certain properties. No assurance can be given that management's efforts will be successful. The selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective Local Partnerships.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limited the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act") (together the "Preservation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

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

Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for the 1997 fiscal year. Moreover, only $175 million of the 1997 allocation is available to fund preservation, the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value of in excess of $1.3 billion. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

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

Six of the Local Partnerships have entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor) for an aggregate selling price of approximately $48,400,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $17,946,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to a third party for $1,700,000, resulting in no net proceeds to the Partnership after repayment of the first mortgage owed to Beal Bank and expenses of the sale. For financial reporting purposes a gain on the sale of property in the amount of $661,027 was realized and forgiveness of indebtedness income of $11,513,186 was also realized as a result of forgiveness of a portion of the purchase money note payable and accrued interest thereon (which were obligations at the Local Partnership level), amounts due to HUD, and amounts due to general partners and affiliates. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,200,000.

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

Through March 25, 1996, the Partnership had recorded approximately $4,343,000 as an allowance for loss on impairment of assets relating to the property owned by Bicentennial, which was sold on May 2, 1996. Through December 25, 1996, the Partnership has not recorded any provisions for loss on impairment of assets or reduction to estimated fair value relating to any other properties.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income and administrative and management related parties, remained fairly consistent for the three and nine months ended December 25, 1996 as compared to the same periods in 1995. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased and increased less than 1% during the three and nine months ended December 25, 1996, respectively, as compared to 1995. Excluding Bicentennial, which sold its property on May 2, 1996, rental income increased approximately 2% during both the three and nine months ended December 25, 1996 as compared to 1995 primarily due to rental rate increases.

Other income increased approximately $38,000 for the three months ended December 25, 1996 as compared to the same period in 1995 primarily due to the receipt of insurance proceeds by one Local Partnership relating to damages caused by a hail storm.

Total expenses excluding Bicentennial, selling and renting expenses and administrative and management related parties remained fairly consistent with a decreases of approximately 1% and an increase of less than 1% for the three and nine months ended December 25, 1996, respectively, as compared to the same periods in 1995.

Selling and renting expenses increased approximately $21,000 and $5,000 for the three and nine months ended December 25, 1996, respectively, as compared to 1995. Excluding Bicentennial, such expenses increased approximately $50,000 and $53,000, respectively. The increase for the three months was primarily due to an increase in advertising at one Local Partnership as well as an overstatement of rental expenses in the second quarter of 1995, which was corrected in the third quarter, at two other Local Partnerships. The increase for the nine months was primarily due to an increase in advertising at two Local Partnerships.

Administrative and management-related parties increased approximately $776,000 and $783,000 for the three and nine months ending December 25, 1996, respectively, as compared to the same periods in 1995 primarily due to an increase in partnership management fees payable to the General Partners.

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                           By: RELATED BETA CORPORATION,
                                                  a General Partner

Date:  February 7, 1997

                                               By:/s/ Alan P. Hirmes
                                                  -----------------------------
                                                  Alan P. Hirmes,
                                                  Vice President
                                                  (principal financial officer)

Date:  February 7, 1997

                                               By:/s/ Richard A. Palermo
                                                  -----------------------------
                                                  Richard A. Palermo,
                                                  Treasurer
                                                  (principal accounting officer)


                                           By: ASSISTED HOUSING ASSOCIATES,
                                               INC., a General Partner

Date:  February 7, 1997

                                               By:/s/ Paul L. Abbott
                                                  -----------------------------
                                                  Paul L. Abbott,
                                                  President