Form 10-K
period 1997-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1997-07-08
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

      Massachusetts                                     13-3228969
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

625 Madison Avenue, New York, New York                      10022
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     Initial Limited Partnership Interests
          (Title of Class)

     Additional Limited Partnership Interests
          (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

     None

Index to exhibits may be found on page 194
Page 1 of 205

                                     PART I

Item 1. Business.

General

     Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), a Delaware corporation, Related Beta Corporation (the "Related General Partner"), a Delaware corporation and an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

     The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 60 remaining subsidiary partnerships.

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

     Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial Associated, Ltd. ("Bicentennial") was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled (see Item 7. below). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with repect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at March 25, 1997 and 1996 include $4,336,417 of interest accrued through August 31, 1989.

     The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $98,278,000 and $95,994,000 as of March 25, 1997 and 1996, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

     The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December
1996) were extended for one year and extension fees in the amount of $260,364 were incurred by the Partnership. Of such fees incurred, $206,810 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

     The Tax Reform Act of 1986 (the "TRA") provides that commencing in 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

     The General Partners will carefully analyze the opportunities available upon the expiration of the properties' contracts with HUD, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

     The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act") (together the "Preservation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

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

     Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 fiscal year. Moreover only $175 million of the 1997 allocation is available to fund preservation, while the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value in excess of $900 million. Accordingly, no assurance can be given that any of the local partnerships will obtain such incentives.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based

Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to owners such as the limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extensions will be available in the future.

     Six of the Local Partnerships have entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor) for an aggregate selling price of approximately $48,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $17,946,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

     On May 2, 1996, the property owned by Bicentennial was sold to a third party for $1,700,000, resulting in a gain in the amount of $606,195 and forgiveness of indebtedness income of $11,502,877 was also realized as a result of forgiveness of the purchase money note payable and accrued interest thereon (which were obligations at the Local Partnership level), amounts due to HUD, and amounts due to general partners and affiliates.

     On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of approximately $6,027,000, resulting in a gain in the amount of approximately $5,500,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $6,000,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

     On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. were sold to a third party for $3,450,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to approximately $1,254,000, resulting in a gain in the amount of approximately $700,000. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to approximately $2,900,000, resulting in forgiveness of indebtedness income of approximately $2,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

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

Item 2. Properties.

     The Partnership holds a 98.99% limited partnership interest in each of sixty Local Partnerships, which own sixty Apartment Complexes receiving Government Assistance. On May 2, 1996 the property owned by Bicentennial was sold to a third party (see Item 7. below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

     Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (15), Arkansas (8), California (2), Colorado
(2), Florida (1), Georgia (3), Indiana (3), Kentucky (1), Massachusetts (3), Michigan (10), North Carolina (2), Oregon (2), South Carolina (1), Texas (5), Virginia (1) and Washington (1).

     The 60 Apartment Complexes owned by the Local Partnerships at March 25, 1997 contain a total of 7,720 rental units. The largest of the Apartment Complexes consists of 352 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

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

                           LOCAL PARTNERSHIP SCHEDULE

                                                              Government                            Percentage of Units
                                                              Assistance                          Occupied at December 31,
                                               Year        --------------       ---------------------------------------------------
Name and Location (Number of Units)          Completed     HUD Programs(a)      1996        1995        1994        1993       1992
-----------------------------------          ---------     ---------------      ----        ----        ----        ----       ----
Knollwood I                                    1978         ss.221(d)(4)         96%         98%         98%         97%        97%
   Mobile, Alabama (192)

Knollwood II                                   1979         ss.221(d)(4)         99%         99%         99%         97%        97%
   Mobile, Alabama (192)

                                                              Government                            Percentage of Units
                                                              Assistance                          Occupied at December 31,
                                               Year        --------------       ---------------------------------------------------
Name and Location (Number of Units)          Completed     HUD Programs(a)      1996        1995        1994        1993       1992
-----------------------------------          ---------     ---------------      ----        ----        ----        ----       ----
Knollwood III                                  1981         ss.221(d)(4)         99%         99%         99%         96%        96%
   Mobile, Alabama (192)

Knollwood, IV                                  1983         ss.221(d)(4)         98%         97%         97%         96%        96%
   Mobile, Alabama (128)

Parklane II                                    1977         ss.221(d)(4)         99%         98%         97%         99%        99%
   Mobile, Alabama (140)

Cedarbay                                       1981         ss.221(d)(4)         84%         89%         90%         93%        99%
   Mobile, Alabama (112)

Northwoods III Apts                            1982         ss.221(d)(4)         96%         99%         97%         97%        97%
   Pensacola, Florida (112)

Westminster Manor Apts                         1972         ss.221(d)(4)         97%         97%         97%         96%        96%
   Arvada, Colorado (280)                                   HAP

Northgate Townhouse Apts                       1977         ss.221(d)(4)         99%         95%         96%         98%        98%
   Thornton, Colorado (184)                                 HAP

Hackley Village                                1971         ss.236               100%        100%        100%        100%       100%
   Muskegon, Michigan (54)                                  HAP

Huntley #1                                     1972         ss.236               99%         99%         99%         99%        99%
   Holt, Michigan (88)                                      HAP

Huntley #2                                     1973         ss.236               99%         98%         98%         98%        98%
   Holt, Michigan (72)                                      HAP

Seymour O'Brien Manor Apts                     1972         ss.236               96%         98%         100%        99%        99%
   Seymour, Indiana (56)                                    HAP

Washington Highland Apts                       1972         ss.236               98%         99%         100%        98%        98%
   Washington, Indiana (56)                                 HAP

Vincennes Niblack Apts                         1972         ss.236               97%         98%         97%         97%        97%
   Vincennes, Indiana (144)                                 HAP

Casa Ramon Apartments                          1974         ss.236               100%        100%        100%        98%        98%
   Orange, California (75)                                  HAP

Nu-Elm Apartments                              1972         ss.236               99%         99%         98%         96%        96%
   Springfield, Missouri (72)                               HAP

Buttonwood Acres                               1973         ss.236               100%        96%         96%         100%       100%
   New Bedford, Massachusetts (132)                         HAP(b)

Rockdale West                                  1974         ss.236               100%        97%         96%         99%        99%
   New Bedford, Massachusetts (225)                         HAP(b)

Solemar                                        1976         (c)                  100%        96%         95%         100%       100%
   South Dartmouth, Massachusetts (200)

                                                              Government                            Percentage of Units
                                                              Assistance                          Occupied at December 31,
                                               Year        --------------       ---------------------------------------------------
Name and Location (Number of Units)          Completed     HUD Programs(a)      1996        1995        1994        1993       1992
-----------------------------------          ---------     ---------------      ----        ----        ----        ----       ----
Decatur Apartments                             1971         ss.236               93%         89%         95%         96%        96%
   Decatur, Alabama (100)                                   HAP

Florence Apartments                            1973         ss.236               89%         95%         98%         99%        99%
   Florence, Alabama (96)

Saraland Apartments                            1972         ss.236               97%         98%         98%         100%       100%
   Saraland, Alabama (60)                                   HAP

University Garden Apts                         1971         ss.236               100%        100%        100%        100%       100%
   Waxahachie, Texas (104)

Southside Village Apts                         1972         ss.236               98%         99%         99%         95%        95%
   Brownwood, Texas (104)                                   HAP

Dickens Ferry Apartments                       1972         ss.236               90%         95%         96%         96%        99%
   Mobile, Alabama (80)                                     HAP

Bonnie Doone Apartments                        1972         ss.236               88%         94%         98%         96%        98%
   Athens, Alabama (60)                                     HAP

Conifer 208 (Conifer Village)                  1972         ss.236               100%        98%         98%         98%        98%
   Spokane, Washington (64)                                 HAP

Conifer 307 (Fircrest)                         1973         ss.236               97%         96%         97%         98%        98%
   Beaverton, Oregon (60)                                   HAP

Conifer 317 (Pinewood)                         1974         ss.236               96%         94%         95%         94%        94%
   Hillsboro, Oregon (50)

Bicentennial Apts                              1976         ss.221(d)(4)         (d)         71%         79%         77%        77%
   Houston, Texas (292)

Bellfort Apts                                  1979         ss.221(d)(4)         94%         94%         91%         90%        90%
   Houston, Texas (272)                                     HAP

Cloisters (Sundown)                            1974         ss.236               98%         99%         99%         99%        99%
   Birmingham, Alabama (192)                                HAP

Cabarrus Arms                                  1974         ss.236               96%         94%         93%         93%        92%
   Kannapolis, North Carolina (76)                          HAP

Summer Arms Apts                               1974         ss.236               91%         96%         98%         97%        97%
   Sumter, South Carolina (100)                             HAP

Lexington Village                              1973         ss.236               99%         100%        100%        94%        94%
   Conyers, Georgia (108)                                   HAP

Ware Manor                                     1971         ss.236               94%         99%         99%         100%       100%
   Waycross, Georgia (84)                                   HAP

Nottingham Woods Apts                          1974         ss.236               99%         99%         99%         98%        98%
   Oxford, Alabama (144)

                                                              Government                            Percentage of Units
                                                              Assistance                          Occupied at December 31,
                                               Year        --------------       ---------------------------------------------------
Name and Location (Number of Units)          Completed     HUD Programs(a)      1996        1995        1994        1993       1992
-----------------------------------          ---------     ---------------      ----        ----        ----        ----       ----
Hathaway Court                                 1974         ss.236               99%         96%         98%         98%        98%
   Covington, Kentucky (159)                                HAP

Tall Pines                                     1972         ss.236               100%        98%         99%         95%        95%
   La Grange, Georgia (115)                                 HAP

Shelton Beach Apts                             1975         ss.221(d)(4)         94%         97%         96%         92%        92%
   Saraland, Alabama (112)

Northpointe II                                 1978         ss.221(d)(4)         98%         98%         97%         95%        95%
   Saraland, Alabama (80)

Caroline Forest Apts                           1973         ss.236               99%         99%         100%        98%        98%
   Salem, Virginia (72)

Park of Pecan I                                1979         ss.221(d)(4)         94%         90%         91%         100%       100%
   Rosenberg, Texas (137)

Park of Pecan II                               1978         ss.221(d)(4)         93%         88%         90%         100%       100%
   Rosenberg, Texas (136)

Villa Apollo No. 1                             1971         ss.236               89%         95%         94%         97%        97%
   Brownstown Township, Michigan (112)                      HAP

Carlton Terrace Apartments                     1973         ss.236               99%         99%         100%        99%        99%
   Sterling Heights, Michigan (300)

Cranbrook Manor Apartments                     1970         ss.236               80%         93%         96%         95%        95%
   Lansing, Michigan (136)                                  HAP

Oakbrook Villa Apartments                      1970         ss.236               90%         94%         94%         97%        97%
   Romulus, Michigan (352)                                  HAP

Pebble Creek                                   1973         ss.236               98%         100%        100%        97%        97%
   East Lansing, Michigan (186)

Villa Apollo No. 2                             1971         ss.236               89%         93%         91%         97%        97%
   Brownstown Township, Michigan (286)                      HAP

Greenwood Manor                                1974         ss.236               92%         99%         93%         96%        96%
   Pine Bluff, Arkansas (64)                                HAP

Malvern Manor                                  1974         ss.236               96%         97%         99%         100%       100%
   Malvern, Arkansas (50)                                   HAP

Hereford Manor                                 1973         ss.236               98%         98%         99%         98%        98%
   Siloam Springs, Arkansas (50)                            HAP

Henslee Heights                                1974         ss.236               99%         99%         98%         99%        99%
   Pine Bluff, Arkansas (78)                                HAP

Oakwood Manor                                  1972         ss.236               91%         96%         95%         88%        88%
   Little Rock, Arkansas (200)                              HAP

                                                              Government                            Percentage of Units
                                                              Assistance                          Occupied at December 31,
                                               Year        --------------       ---------------------------------------------------
Name and Location (Number of Units)          Completed     HUD Programs(a)      1996        1995        1994        1993       1992
-----------------------------------          ---------     ---------------      ----        ----        ----        ----       ----
West Scenic Apartments                         1971         ss.236               93%         97%         98%         97%        97%
   North Little Rock, Arkansas (150)

Robindale East Apartments                      1974         ss.236               88%         92%         88%         93%        93%
   Blytheville, Arkansas (88)                               HAP

Southwest Apartments                           1970         ss.236               100%        98%         100%        98%        98%
   Little Rock, Arkansas (49)                               HAP

Valley Arms                                    1975         ss.236               74%         76%         76%         90%        90%
   Statesville, North Carolina (100)                        HAP

Lancaster Manor                                1970         ss.221(d)(3)         100%        100%        99%         100%       100%
   San Diego, California (248)

     (a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either Federal or state subsidies. HUD through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for non-urban areas. The Federal programs generally provide one or a combination of the following forms of assistance: (i) mortgage loan insurance, (ii) rental subsidies and (iii) reduction of mortgage interest payments.

     i) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non profit sponsor. In all other respects the 221(d)(3) program is substantially similar to the 221(d)(4) program.

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

     (d) On May 2, 1996 the property owned by Bicentennial was sold to a third party (see Item 7. below).

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

     As of March 25, 1997, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the nonexercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired.

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

     As of June 4, 1997, there were approximately 4,491 registered holders of Limited Partnership Interests.

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

     There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                  Year Ended March 25
                           ----------------------------------------------------------------------------
OPERATIONS                     1997            1996            1995            1994            1993
                           ------------    ------------    ------------    ------------    ------------
Revenues                   $ 37,941,905    $ 37,329,186    $ 35,953,512    $ 34,980,748    $ 33,538,768
Operating expenses          (50,871,861)    (48,605,962)    (49,555,880)    (49,006,411)    (49,684,989)
Provision for impairment
   of assets                   (939,612)     (4,343,215)              0               0               0
Minority interest                 3,063         (24,042)          3,705           4,627           5,616
                           ------------    ------------    ------------    ------------    ------------

Loss before extra-
   ordinary item           $(13,866,505)   $(15,644,033)   $(13,598,663)   $(14,021,036)   $(16,140,605)
                           ------------    ------------    ------------    ------------    ------------

Extraordinary item-
   forgiveness of
   indebtedness              11,502,877               0               0               0               0
                           ------------    ------------    ------------    ------------    ------------

Net loss                   $ (2,363,628)   $(15,644,033)   $(13,598,663)   $(14,021,036)   $(16,140,605)
                           ============    ============    ============    ============    ============
Loss before extra-
   ordinary item
   per BAC                       (1,137)         (1,283)         (1,115)         (1,150)         (1,323)
Extraordinary item
   per BAC                          943               0               0               0               0
                           ------------    ------------    ------------    ------------    ------------

Net loss per BAC           $       (194)   $     (1,283)   $     (1,115)   $     (1,150)   $     (1,323)
                           ============    ============    ============    ============    ============



                                                     March  25
                        ------------------------------------------------------------------------
FINANCIAL POSITION           1997         1996          1995             1994*         1993*
                        ------------   ------------   ------------   ------------   ------------

Total assets            $157,162,664   $165,610,335   $174,113,560   $181,261,859   $188,130,548
                        ============   ============   ============   ============   ============

Long-term obligations   $275,088,044   $281,339,303   $274,288,282   $267,295,459   $260,587,409
                        ============   ============   ============   ============   ============

Total liabilities       $284,145,026   $290,195,162   $283,063,641   $276,571,053   $269,404,104
                        ============   ============   ============   ============   ============

Minority interest       $    116,611   $    150,518   $    141,231   $    183,455   $    198,057
                        ============   ============   ============   ============   ============

* Reclassified for comparative purposes.

     During the years ended March 25, 1993 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. For the year ended March 25, 1996, there was also a decrease in assets due to a provision for impairment of assets. During the year ended March 25, 1997 total assets decreased primarily due to depreciation, provision for impairment of assets and the sale of property (see Note 10 in Item
8. Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the year ended March 25, 1997 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

     The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. On May 2, 1996, the property owned by one of the Local Partnerships was sold to a third party (see below) and, as a result, approximately $461,000 of Partnership funds which had been advanced to the Local Partnership were forgiven.

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

     During the year ended March 25, 1997, cash and cash equivalents of the Partnership decreased approximately $34,000. This decrease was primarily due to acquisitions of property and equipment ($1,436,000), an increase in mortgage escrow deposits ($184,000), a net decrease in purchase money notes ($1,650,000) and repayments of mortgage notes payable ($2,372,000) which exceeded cash provided by operating activities ($3,997,000) and net proceeds from sale of property ($1,642,000). Included in the adjustments to reconcile the net loss to cash flow from operations is gain on sale of property ($606,000), forgiveness of indebtedness income ($11,964,000), depreciation ($8,485,000) and provision for impairment of assets ($940,000).

     The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, the Related General Partner advanced funds totaling approximately $206,000, $205,000, and $198,000 at March 25, 1997, 1996 and 1995, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,765,000, $635,000 and $860,000, were accrued and unpaid as of March 25, 1997,
1996 and 1995, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

     During the years ended March 25, 1997 ("the 1996 Fiscal Year"), 1996 ("the 1995 Fiscal Year") and 1995 ("the 1994 Fiscal Year), the Partnership received approximately $1,410,000, $1,390,000, and $1,385,000, respectively, of cash flow distributions from operations of the Local Partnerships. In most cases, 60% of the cash flow distributions were applied to interest payments on the Purchase Money Notes, resulting in a net cash inflow of approximately $597,000, $556,000 and $595,000 for Fiscal Years 1996, 1995 and 1994, respectively. At March 25, 1997, 1996 and 1995, approximately $813,000, $834,000, and $790,000, respectively, of such distributions were required to be remitted as interest payments on the Purchase Money Notes.

     Purchase Money Notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates. A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled (see Item 7. below). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at March 25, 1997 and 1996 include $4,336,417 of interest accrued through August 31, 1989.

     The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $98,278,000 and $95,994,000 as of March 25, 1997 and 1996, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

     The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year and extension fees in the amount of $260,364 were incurred by the Partnership. Of such fees incurred, $206,810 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

     The General Partners are working with the local general partners of Cranbrook Manor Apts., Oakbrook Villa Apts., Buttonwood Acres, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Limited Partnership, Solemar, Carlton Terrace and Lancaster Manor properties to evaluate the opportunities available under the Preservation Acts and the 1996 Act as discussed in Item 1 above.

              The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act") (together the "Preservation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

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

Villa Apollo Associates, Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor are under contract of sale.

     Funding for the 1996 Act is subject to appropriations by Congress. Congress funded $624 million in fiscal year 1996 for the preservation of housing. Congress has funded approximately $325 million for preservation for 1997 fiscal year. Moreover only $175 million of the 1997 allocation is available to fund preservation, while the balance is set aside for rental assistance payments and for special projects. There is a backlog of properties having a preservation value in excess of $900 million. Accordingly, no assurance can be given that any of the local partnerships will obtain such incentives.

     Partnership management fees owed to the general partners amounting to approximately $1,623,000 and $481,000 were accrued and unpaid as of March 25, 1997 and 1996, respectively.

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extension will be available in the future.

     Six of the Local Partnerships have entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor) for an aggregate selling price of approximately $48,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $17,946,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

     On May 2, 1996, the property owned by Bicentennial was sold to a third party for $1,700,000, resulting in a gain in the amount of $606,195 and forgiveness of indebtedness income of $11,502,877 was also realized as a result of forgiveness of the purchase money note payable and accrued interest thereon (which were obligations at the Local Partnership level), amounts due to HUD, and amounts due to general partners and affiliates.

     On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of approximately $6,027,000, resulting in a gain in the amount of approximately $5,500,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $6,000,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

     On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. were sold to a third party for $3,450,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to approximately $1,254,000, resulting in a gain in the amount of approximately $700,000. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to approximately

$2,900,000, resulting in forgiveness of indebtedness income of approximately $2,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

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

     Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121 a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the year ended March 25, 1996, the Partnership had recorded approximately $4,343,000 as a provision for loss on impairment of assets relating to the property owned by Bicentennial, which was sold on May 2, 1996. For the year ended March 25, 1997, the Partnership has recorded approximately $940,000 as a provision for loss on impairment of assets.

     The following is a summary of the results of operations of the Partnership for the 1996, 1995, and 1994 Fiscal Years.

     The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income, administrative and management-related parties and provision for impairment of assets remained fairly constant for the 1996, 1995 and 1994 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to 15 of the Local Partnerships pursuant to Section 221(d)(4) of the National Housing Act, and to one Local Partnership pursuant to Section 221(d)(3) of the National Housing Act. Forty-four of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a percentage of the apartment units owned by 39 of the Local Partnerships pursuant to HAP Contracts.

     The Partnership's primary source of income continues to be its portion of the Local Partnership's operating results. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnership Interests were acquired.

     Net loss during the 1996, 1995 and 1994 Fiscal Years totaled $2,363,628, $15,644,033, and $13,598,663 respectively.

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

1996 vs 1995

     Rental income decreased less than 1% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding Bicentennial, which sold its property on May 2, 1996, rental income increased approximately 1% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to rental rate increases.

     A gain on sale of property and forgiveness of indebtedness income was recorded in the 1996 Fiscal Year (see Note 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

     Total expenses excluding Bicentennial, selling and renting, administrative and management-related parties and depreciation remained fairly consistent with an increase of approximately 1% for the 1996 Fiscal Year as compared to the 1995 Fiscal Year.

     Selling and renting expenses decreased approximately $37,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year. Excluding Bicentennial, such expenses increased approximately $37,000 primarily due to an increase in advertising expenses at two Local Partnerships.

     Administrative and management-related parties increased approximately $1,028,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to an increase in partnership management fees payable to the General Partners.

     Depreciation expense increased approximately $1,955,000 for the 1996 Fiscal Year as compared to the 1995 Fiscal Year primarily due to a change in depreciation estimates at two Local Partnerships in the 1995 Fiscal Year.

     A provision for impairment of assets was recorded in the 1996 and 1995 Fiscal Years (see Note 4 in Item 8, Financial Statements and Supplementary
Data).

1995 vs. 1994

     Rental income remained fairly consistent with an increase of 3% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to rental rate increases.

     Other income increased approximately $206,000 for the 1995 Fiscal Year as compared to the 1994 Fiscal Year primarily due to an underaccrual of interest income on the reserve for replacements escrow at three Local Partnerships in 1994.

     Total expenses, excluding repairs and maintenance, depreciation and provision for impairment of assets decreased less than 1% for the 1995 Fiscal Year as compared to the 1994 Fiscal Year.

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

     A provision for impairment of assets was recorded in the 1995 Fiscal Year (see Note 4 in Item 8, Financial Statements and Supplementary Data).

Results of Operations of Certain Local Partnerships

     Bellfort Associates, Ltd.

     Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. The original maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1996, Bellfort was granted the option to extend the term to November 1, 1997, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1996 and 1995 of approximately $3,417,000 and $3,096,000, respectively, is also subject to 9% interest. The note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

     The purchase money note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, who had assumed the underlying mortgage note in December 1991, to MMT.

     Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1996.

     Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1997. Bellfort's forecasted cash flows for 1997 indicate a significant shortfall of amounts needed to repay such note and the related deferred interest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bellfort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

     The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1997 and 1996. Bellfort's net loss after minority interest amounted to approximately $580,000, $694,000 and $549,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Park of Pecan I, Ltd. and Park of Pecan II, Ltd.

     Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and as of December 31, 1996 have net capital deficiencies aggregating approximately $4,910,000. Park of Pecan I and II previously funded their operating losses by borrowing amounts pursuant to an operating deficit guaranty agreement made in connection with the acquisition of the Apartment Complexes. However, such agreement expired December 31, 1989 and Park of Pecan I and II have not made arrangements to obtain an extension or additional funds. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 at March 25, 1997 and 1996. Park of Pecan I's net loss after minority interest amounted to approximately $158,000, $196,000 and $182,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $170,000, $185,000 and $183,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Westminster Manor Apartments

     In February 1995, Westminster Manor Apartments ("Westminster") received an unsatisfactory physical inspection report from HUD. In response to the inspection report, Westminster submitted, for HUD approval, a Management Improvement Objective Plan (the "MIO Plan") with an accompanying estimate of restorations and improvements and a request for funding. Westminster does not have the working capital necessary to cover the costs contained in the MIO Plan to cure the deficiencies.

     The determination of whether the identified instances of noncompliance and Westminster's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined. Accordingly, no provision for any liability that may result has been recognized in Westminster 's 1996 financial statements.

     The inability of Westminster to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about Westminster's ability to continue as a going concern. The financial statements do not include any adjustments that possibly would be necessary in the event Westminster is unable to continue as a going concern. The Partnership's investment in Westminster was approximately $1,792,000 and $1,956,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Westminster's net loss after minority interest amounted to approximately $164,000, $257,000 and $212,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Cranbrook Manor Apartments Limited Partnership

     During the year ended December 31, 1996 Cranbrook Manor Apartments Limited Partnership ("Cranbrook") incurred a net loss of approximately $223,000 and total liabilities exceeded total assets by approximately $1,451,000 at December 31, 1996. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA dated October 1, 1976, September 1, 1982 and November 1, 1991. The Section 8 agreements were renewed for one year, expiring on September 30, 1997, August 31, 1997 and October 31, 1997, respectively. Cranbrook 's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms to Cranbrook upon the expiration of the agreement. As of December 31, 1996, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1997 and 1996. Cranbrook's net loss after minority interest amounted to approximately $223,000, $138,000 and $124,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

     Saraland Apartments, Ltd.

     Saraland Apartments, Ltd. ("Saraland") has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and H/R Special Partnership, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In September 1996, the 11th Circuit Court of Appeals affirmed a lower court's decision dismissing the Partnership and H/R Special Partnership from the case, and, accordingly, the Partnership and H/R Special Partnership are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

     During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

     On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and H/R Special Partnership), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and H/R Special Partnership informed EPA that they have "sufficient cause" to not comply with the Order. Redwing Carriers, Inc. initially advised EPA that it would commence implementation of the Order. It has recently, however, refused to do so and EPA has now begun implementation of the remedy.

     Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. In or around late 1996, EPA elected to vacate the apartment complex and relocate all tenants. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and H/R Special Partnership from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy and/or relocation upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000.

     On May 13, 1997, a number of residents at the Saraland Apartments complex served a purported class action complaint upon the Partnership and H/R Special Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the conduct of all defendants. The complaint alleges causes of action under the following common law theories of recovery:
(1) Breach of Lease/Constructive Eviction; (2) Trespass to Real Property; (3) Trespass to Personal Property; (4) Trespass to Persons; (5) Negligence and Wantonness; (6) Ultra-hazardous or Abnormally Dangerous Activities; (7) Nuisance; (8) Civil Conspiracy; and (9) Fraudulent Suppression. Given the early stage of this proceeding, it is not possible to evaluate the likelihood of an unfavorable outcome. Nonetheless, the Partnership intends to present a vigorous defense and will strongly contest its liability for the claims made in this action.

     During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and HUD. However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzine and Aldrine found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage.

     The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments, other than the impairment loss discussed in Note 4, that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses and approximately $504,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was approximately $22,000 and $32,000 at each date, respectively. Saraland's net loss after minority interest amounted to approximately $912,000, $42,000 and $17,000 for the 1996, 1995, and 1994 Fiscal Years, respectively.

     Valley Arms, Ltd.

     During the year ended December 31, 1996, Valley Arms, Ltd. ("Valley Arms") incurred a net loss of approximately $99,000 and as of that date, Valley Arms' total current liabilities exceeded its total current assets by approximately $150,000. As of December 31, 1996, Valley Arms is three months delinquent on its mortgage payment. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. Valley Arms' continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management of Valley Arms is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Valley Arms' cash flow. Management of Valley Arms is also trying to refinance the mortgage and/or repay the mortgage and also has been contacted about a sale of Valley Arms. The Partnership's investment in Valley Arms was approximately $560,000 and $659,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $99,000, $49,000 and $94,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Northgate Townhouse Apartments

     During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate Townhouse Apartments ("Northgate") property. The complex hired environmental specialists and other contractors to remedy the problem. During the 1996 and 1995 Fiscal Years, costs in the amount of approximately $105,000 and $157,000, respectively, were incurred relating to the work performed. Management anticipates that no additional costs will be incurred relating to the contamination problem. After the work was completed, the property was inspected, but no report has been sent. The Partnership's investment in Northgate was approximately $1,425,000 and $1,670,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Northgate's net loss after minority interest amounted to approximately $245,000, $412,000 and $238,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Bonnie Doone Apartments, Ltd.

     Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represent 59% of gross income. The current contracts expire on July 31, 1997 and renewal is uncertain. Management of Bonnie Doone intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Bonnie Doone was approximately $416,000 and $485,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Bonnie Doone's net loss after minority interest amounted to approximately $69,000, $22,000 and $20,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Dickens Ferry Apartments, Ltd.

     Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the Section 8 rent subsidy contract which represents 65% of gross income. The current contracts expire on September 30, 1997 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $596,000 and $578,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately ($18,000), $37,000 and $38,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

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

     There has recently been an increasing number of requests for the list of holders of Limited Partnership Interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the partnership or is harmful to the partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the general partners of the Partnership have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the general partners may have under the Partnership Agreement or applicable law.

Item 8. Financial Statements and Supplementary Data.

                                                                     Sequential
                                                                        Page
                                                                     ----------

(a) 1.    Financial Statements

          Independent Auditors' Report                                   25

          Consolidated Balance Sheets at March 25, 1997 and 1996        168

          Consolidated Statements of Operations for the Years
          Ended March 25, 1997, 1996 and 1995                           169

          Consolidated Statements of Changes in Partners' Deficit
          for the Years Ended March 25, 1997, 1996 and 1995             170

          Consolidated Statements of Cash Flows for the Years
          Ended March 25, 1997, 1996 and 1995                           171

          Notes to Consolidated Financial Statements                    173

  [LETTERHEAD OF TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

     We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended March 25, 1997, 1996 and 1995 (the 1996, 1995 and 1994 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 61 (1996 Fiscal Year) and 48 (1995 and 1994 Fiscal Years) subsidiary partnerships whose net losses aggregated $5,140,862, $7,359,145 and $4,658,558 for the 1996, 1995 and 1994 Fiscal Years,
respectively, and whose assets constituted 97% and 80% of the Partnership's assets at March 25, 1997 and 1996, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

     In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 1997 and 1996, and the results of their operations and their cash flows for the years ended March 25, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 11(a), the consolidated financial statements include the financial statements of nine subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. The auditors of seven (Fiscal 1996) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These seven subsidiary partnerships' net losses aggregated $2,344,287, $1,560,375 and $1,361,542 for the 1996, 1995 and 1994 Fiscal Years,
respectively, and their assets aggregated $22,987,155 and $23,704,766 at March 25, 1997 and 1996.

              As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1997. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes.

     The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in the two preceding paragraphs and in the notes to the financial statements, the consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or the matters referred to in the preceding paragraphs.

TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
July 8, 1997

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To the Partners
Knollwood I, Ltd.

     We have audited the accompanying balance sheets of Knollwood I, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood I, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Knollwood II, Ltd.

     We have audited the accompanying balance sheets of Knollwood II, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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




                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Knollwood III, Ltd.

     We have audited the accompanying balance sheets of Knollwood III, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood III, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To the Partners
Knollwood IV, Ltd.

     We have audited the accompanying balance sheets of Knollwood IV, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knollwood IV, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

[Letterhead addresses]

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To the Partners
Parklane II, Ltd.

     We have audited the accompanying balance sheets of Parklane II, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parklane II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------




Bethesda, Maryland
January 10, 1997

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


[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Cedarbay, Ltd.

     We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------



Bethesda, Maryland
January 17, 1997

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

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT




To the Partners
Northwoods III Apartments, Ltd.

     We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------



Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

                  [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT



To the Partners
Westminster Manor Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Westminster Manor Apartments (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows and, Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Westminster Manor Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming the partnership will continue as a going concern. As discussed in the notes to the financial statements, Westminster Manor Apartments does not have the working capital necessary to cover the costs to cure deficiencies sited in a Department of Housing and Urban Development inspection report. This raises substantial doubt about the entity's ability to continue as a going concern.




/s/Weintraub, Nessel & Smith, PLLC
----------------------------------
WEINTRAUB, NESSEL & SMITH
Certified Public Accountants


Farmington Hills, MI
January 30, 1997

  [Letterhead of Weintraub, Nessel & Smith, PLLC - Farmington Hills, Michigan]

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

[Signature of Weintraub, Nessel & Smith PLLC]

WEINTRAUB, NESSEL & SMITH
Certified Public Accountants

January 29, 1996

                  [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]



                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northgate Townhouse Apartments
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Northgate Townhouse Apartments (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Equity, and Cash Flows and Supplemental Schedules on Page 9-11, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Northgate Townhouse Apartments as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.




/s/ Weintraub, Nessel & Smith, PLLC
------------------------------------
WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hills, MI
January 27, 1997

  [Letterhead of Weintraub, Nessel & Smith, PLLC - Farmington Hills, Michigan]

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

[Signature of Weintraub, Nessel & Smith, PLLC]

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 12, 1996

                         [BORDMAN & WINNICK LETTERHEAD]


Independent Auditor's Report
----------------------------


To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Project #047-44030-LDP-SUP of Hackley Village Associates #1 (A Limited Partnership) as at December 31, 1996, and the related statements of income and expense and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44030-LDP-SUP as at December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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




                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
February 11, 1997                           Certified Public Accountants
                                            EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 5, 1995                                Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



INDEPENDENT AUDITOR'S REPORT
----------------------------



To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1996, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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




                                            /s/ Bordman & Winnick
                                            --------------------
West Bloomfield, MI                         BORDMAN & WINNICK
January 16, 1997                            Certified Public Accountants
                                            EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 21, 1995                                Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



Independent Auditor's Report
----------------------------



To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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




                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
January 25, 1997                            Certified Public Accountants
                                            EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 25, 1995                                Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
January 20, 1997                            Certified Public Accountants
                                            EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
February 6, 1995                                Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



                           Independent Auditors Report
                           ---------------------------



To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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





                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
January 28, 1997                            Certified Public Accountants
                                            EIN 38-2900295

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

                                               [Signature of Bordman & Winnick]
West Bloomfield, MI                            BORDMAN & WINNICK
January 31, 1995                               Certified Public Accounts

                         [BORDMAN & WINNICK LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-58501 LDP as at December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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





                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
January 29, 1997                            Certified Public Accountants
                                            EIN 38-2900295

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

                                            [Signature of Bordman & Winnick]
West Bloomfield, MI                         BORDMAN & WINNICK
January 31, 1995                            Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



To the Partners of
Casa Ramon Apartments


INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheet of Project #122-44476 LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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





                                            /s/ Bordman & Winnick
                                            ---------------------
West Bloomfield, MI                         BORDMAN & WINNICK
February 20, 1997                           Certified Public Accountants
                                            EIN 38-2900295

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

                                            [Signature of Bordman & Winnick]
West Bloomfield, MI                         BORDMAN & WINNICK
January 25, 1995                            Certified Public Accountants

                         [BORDMAN & WINNICK LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1996, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1996 and December 31, 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1996, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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





                                            /s/ Bordman & Winnick
                                            ---------------------
 West Bloomfield, MI                        BORDMAN & WINNICK
 January 23, 1997                           Certified Public Accountants
                                            EIN 38-2900295

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

                                          [Signature of Bordman & Winnick]
West Bloomfield, MI                       BORDMAN & WINNICK
January 28, 1995                          Certified Public Accountants

            [LEFKOWITZ, GARFINKEL, CHAMPI & DERIENZO P.C. LETTERHEAD]




Independent Auditors' Report
----------------------------

The Partners
Buttonwood Acres at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts


     We have audited the accompanying balance sheet of Buttonwood Acres at New Bedford (a Limited Partnership), Project No. 71-005-N, as of December 31, 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Acres at New Bedford (a Limited Partnership) as of December 31, 1996, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.






                               /s/ Lefkowitz, Garfinkel, Champi & DeRienzo, P.C.
                               -------------------------------------------------



Providence, Rhode Island
February 7, 1997

            [LEFKOWITZ, GARFINKEL, CHAMPI & DERIENZO P.C. LETTERHEAD]




Independent Auditors' Report
----------------------------




The Partners
Rockdale West at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Rockdale West at New Bedford (a Limited Partnership), MHFA Project No. 71-225-N, as of December 31, 1996, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockdale West at New Bedford (a Limited Partnership) as of December 31, 1996, and the results of its operations, changes in its partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.





                               /s/ Lefkowitz, Garfinkel, Champi & DeRienzo, P.C.
                               -------------------------------------------------




Providence, Rhode Island
February 7, 1997

            [LEFKOWITZ, GARFINKEL, CHAMPI & DERIENZO P.C. LETTERHEAD]



Independent Auditors' Report
----------------------------



The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

     We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1996, and the related statements of income, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued reports dated February 7, 1997 on our consideration of the Partnership's internal control structure and on its compliance with laws and regulations.




                               /s/ Lefkowitz, Garfinkel, Champi & DeRienzo, P.C.
                               -------------------------------------------------


Providence, Rhode Island
February 7, 1997

                     [BROWDER & ASSOCIATES, P.C. LETTERHEAD]



                          Independent Auditor's report
                          ----------------------------



To the Partners of
Decatur (Alta Vista) Apartments, Ltd.
Decatur, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama


We have audited the accompanying balance sheet of Decatur (Alta Vista) Apartments, Ltd., Project No. 062-44012-Ltd, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Decatur (Alta Vista) Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of Decatur (Alta Vista) Apartments, Ltd.'s internal control structure and reports dated January 20, 1997 on compliance with specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, specific requirements applicable to Affirmative Fair Housing and laws and regulations applicable to the basic financial statements.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Decatur (Alta Vista) Apartments, Ltd.. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




/s/ Browder & Associates, P.C.
------------------------------
Birmingham, Alabama                                             Federal Employer
January 20, 1997                                          Identification Number:
                                                                      63-0986156
Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                      Federal Employer
January 22, 1996                         Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

        [Letterhead of BROWDER & ASSOCIATES, P.C. - BIRMINGHAM, ALABAMA]

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

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1995

                     [BROWDER & ASSOCIATES, P.C. LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------

To the Partners of
Florence (Hermitage Hills) Apartments, Ltd.
Florence, Alabama



                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Florence (Hermitage Hills) Apartments, Ltd., Project No. 062 44083-LD, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florence (Hermitage Hills) Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of Florence (Hermitage Hills) Apartments, Ltd.'s internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD program, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Florence (Hermitage Hills) Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements, and in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




/s/ Browder & Associates, P.C.
------------------------------
Birmingham, Alabama                                             Federal Employer
January 20, 1997                                          Identification Number:
                                                                      63-0986156
Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                           Federal Employer
January 22, 1996                              Identification Number: 63-0986156


Audit Principal: E.O. Browder, Jr.

        [Letterhead of BROWDER & ASSOCIATES, P.C.] - BIRMINGHAM, ALABAMA

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

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 20, 1995

                   [LETTERHEAD OF BROWDER & ASSOCIATES, P.C.]

                          Independent Auditor's Report

To the Partners of
Saraland Apartments. Ltd.
Mobile, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

     We have audited the accompanying balance sheet of Saraland Apartments, Ltd., Project No. 062-44065-LD, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Saraland Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Saraland Apartments, Ltd. will continue as a going concern. As discussed in Note J to the financial statements, the project is located on an Environmental Protection Agency "Superfund Cleanup" site and has been determined to be uninhabitable. Saraland Apartments, Ltd. is a party to related litigation of which the outcome is uncertain. These conditions raise substantial doubt about the project's ability to continue as a going concern. These financial statements do not include any adjustments, other than the impairment loss discussed in Note K, that might result from the outcome of these uncertainties.

     In accordance with Government Auditing Standards and the Guide, we have also issued a report dated May 9, 1997 on our consideration of Saraland Apartments, Ltd.'s internal control structure and reports dated May 9, 1997 on its compliance with laws and regulations applicable to the basic financial statements, the major HUD program, and the non-major HUD program.

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


/s/ illegible

Birmingham, Alabama                                             Federal Employer
May 9, 1997                                               Identification Number:
                                                                      63-0986156
Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

        [Letterhead of BROWDER & ASSOCIATES, P.C. - BIRMINGHAM, ALABAMA]

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

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES P.C

January 23, 1995

                    [CRABTREE, CRABTREE & HATTER LETTERHEAD]




                          Independent Auditor's Report
                          ----------------------------



To the Partners of
University Gardens Apartments, Ltd.
Dallas, Texas

We have audited the accompanying balance sheet of University Gardens Apartments, Ltd., Project No. 112-44200 LD as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Gardens Apartments, Ltd. as of December 31,1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 9, 1997 on our consideration of University Gardens Apartments, Ltd.'s internal control structure and reports dated February 9, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of University Gardens Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.



/s/ Crabtree, Crabtree & Hatter
-------------------------------
Crabtree, Crabtree & Hatter
Certified Public Accountants


Azle, Texas
February 9, 1997

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

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 19, 1995

                    [CRABTREE, CRABTREE & HATTER LETTERHEAD]



                          Independent Auditor's Report
                          ----------------------------



To the Partners of
Southside Village Apartments, Ltd.
Dallas, Texas

We have audited the accompanying balance sheet of Southside Village Apartments, Ltd., Project No. 112-44076 LD as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southside Village Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 10, 1997 on our consideration of Southside Village Apartments, Ltd.'s internal control structure and reports dated February 10, 1997 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in the report are presented for the purpose of additional analysis and are not a required part of the basic financial statements of Southside Village Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.




/s/ Crabtree, Crabtree & Hatter
-------------------------------
Crabtree, Crabtree & Hatter
Certified Public Accountants

Azle, Texas
February 10, 1997

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

[Signature of Crabtree, Crabtree & Hatter]

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 21, 1995

                     [BROWDER & ASSOCIATES, P.C. LETTERHEAD]

                          Independent Auditor's Report
                          ----------------------------



To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama
                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd., Project No. 062 44055-LD, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dickens Ferry Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Audition Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of Dickens Ferry Apartments, Ltd.'s internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

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



/s/ Browder & Associates, P.C.
------------------------------
Birmingham, Alabama                                            Federal Employer
January 20, 1997                                         Identification Number:
                                                                     63-0986156
Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder. Jr.

        [Letterhead of BROWDER & ASSOCIATES, P.C. - BIRMINGHAM, ALABAMA]

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

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C

January 31, l995

                           BROWDER & ASSOCIATES, P.C.
                                  [LETTERHEAD]

                          Independent Auditor's report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

                                                       HUD Field Office Director
                                                             Birmingham, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd., Project No. 062-44045-LD, as of December 31, 1996, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bonnie Doone Apartments, Ltd. as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated January 20, 1997 on our consideration of Bonnie Doone Apartments, Ltd.'s internal control structure and reports dated January 20, 1997 on its compliance with specific requirements applicable to the major HUD program, specific requirements applicable to the non-major HUD program, specific requirements applicable to Affirmative Fair Housing, and laws and regulations applicable to the basic financial statements.

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


/s/ Browder & Associates, P.C.
Birmingham, Alabama                                             Federal Employer
January 20, 1997                                           Identification Number
                                                                      63-0986156

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

        [Letterhead of BROWDER & ASSOCIATES, P.C. - BIRMINGHAM, ALABAMA]

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

[Signature of Browder & Associates, P.C.]

BROWDER & ASSOCIATES, P.C.

January 31, 1995

               [RULJANCICH BLUME LOVERIDGE & CO. ,PLLC LETTERHEAD]



              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208 (a limited partnership), sponsor of FHA Project No. 171-44038, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 24, 1997, on our consideration of the Partnership's internal control structure and reports, dated January 24, 1997, on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 20 is presented for purposes of additional analysis for the year ended December 31, 1996 and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          /s/ Ruljancich, Blume, Loveridge & Co.

Bellevue, Washington
January 24, 1997

                                                                          Page 1

 11100 NE 8th Street, Suite 410 Bellevue, Washington 98004-4441 (206) 453-2088
                               Fax (206) 646-3368

 [Letterhead of Ruljancich Blume Loveridge & Co., PLLC - Bellevue, Washington]

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

January 24, 1996

               [RULJANCICH BLUME LOVERIDGE & CO., PLLC LETTERHEAD]

              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd. (a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 31, 1997, on our consideration of the Partnership's internal control structure and reports, dated January 31, 1997, on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 20 is presented for purposes of additional analysis for the year ended December 31, 1996, and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          /s/ Ruljancich, Blume, Loveridge & Co.

Bellevue, Washington
January 31, 1997

                                                                          Page 1
 11100 NE 8th Street, Suite 410 Bellevue, Washington 98004-4441 (206) 453-2088
                               Fax (206) 646-3368

 [Letterhead of Ruljancich Blume Loveridge & Co., PLLC - Bellevue, Washington]

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

February 5, 1996

               [RULJANCICH BLUME LOVERIDGE & CO., PLLC LETTERHEAD]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, an Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 1996 and 1995, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, an Oregon Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report, dated January 27, 1997, on our consideration of the Partnership's internal control structure and reports, dated January 27, 1997, on its compliance with specific requirements applicable to HUD programs.

Our audits were made for the purpose of forming an opinion on the financial statements taken as a whole. The additional information shown on pages 9 to 20 is presented for purposes of additional analysis for the year ended December 31, 1996 and is not a required part of the financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

                                          /s/ Ruljancich, Blume, Loveridge & Co.

Bellevue, Washington
January 27, 1997

                                                                          Page 1
 11100 NE 8th Street, Suite 410 Bellevue, Washington 98004-4441 (206) 453-2088
                               Fax (206) 646-3368

 [Letterhead of Ruljancich Blume Loveridge & Co., PLLC - Bellevue, Washington]

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

                         [DICKEY & WOLF, LLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
BiCentennial Associates, Ltd.
Houston, TX

We have audited the accompanying balance sheet of BICENTENNIAL ASSOCIATES, LTD. (a Texas Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity/(deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BICENTENNIAL ASSOCIATES, LTD. as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ DICKEY & WOLF, LLC
DICKEY & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1997


           MEMBERS AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

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

[Signature of Dickey, Franklin & Wolf, LLC]

DICKEY, FRANKLIN & WOLF, LLC
Certified Public Accountants

Harrisonville, MO
January 27, 1995

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

 INDEPENDENT AUDITORS' REPORT

 To the Partners
 Bellfort Associates, Ltd
 Houston, Texas

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' deficiency, and cash flows for each of the three years in the period ended December 31,1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership's operations have not generated and are not expected to generate sufficient cash flows to service its existing debt structure, and the Partnership's purchase note payable is due November 1, 1997. These matters raise substantial doubt about its ability to continue as a going concern. The Partnership's plans concerning these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Houston, Texas
February 17, 1997

Deloitte Touche
Tohmatsu
International

[Letterhead of Deloitte & Touche LLP - Houston, Texas]

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

[Signature of Deloitte & Touche LLP]

February 9, 1996

                   [WILLIAMS BENATOR & LIBBY, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd. as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                              /s/  WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 28, 1997

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

Atlanta, Georgia
January 29, 1996

                   [WILLIAMS BENATOR & LIBBY, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                              /s/  WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
February 5, 1997

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

                         [MAULDIN & JENKINS LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

     We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1996, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      /s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 5, 1997

                               Mauldin & Jenkins
                                  [LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT



To the Partners
Lexington Village Company
Conyers, Georgia

     We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 1996, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                      /s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 5, 1997

                         [MAULDIN & JENKINS LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


To the Partners
Ware Manor Associates
Waycross, Georgia

     We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of December 31, 1996, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                      /s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 5, 1997

                   [WILLIAMS BENATOR & LIBBY, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                             /s/  WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
January 28, 1997

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

Atlanta, Georgia
January 30, 1996

                   [WILLIAMS BENATOR & LIBBY, LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates as of December 31, 1996 and 1995, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


                                             /s/  WILLIAMS BENATOR & LIBBY, LLP

Atlanta, Georgia
February 3, 1997

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

                         [MAULDIN & JENKINS LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

     We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of December 31, 1996, 1995 and 1994, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of December 31, 1996, 1995 and 1994, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                      /s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 5, 1997

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments. Ltd.

     We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 10, 1997

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

[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

                     [REZNICK FEDDER & SILVERMAN LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

     We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1996 and 1995, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1996 and 1995, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 10, 1997

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


[Signature of Reznick Fedder & Silverman]

Bethesda, Maryland
January 9, 1996

                       [KPMG PEAT MARWICK LLP LETTERHEAD]


Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheet of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (A Virginia Limited Partnership) as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                                 /s/ KPMG Peat Marwick LLP

Roanoke, Virginia
February 7, 1997

                    Report of Independent Public Accountant

To the Partners of
   Park of Pecan I, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN I, LTD., (a Texas limited partnership) as of December 31, 1996, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements ate the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a seasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, l996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Randal B. McDonald Jr., CPA
 March 10, 1997,
 Houston, Texas

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


[Signature of Randal B. McDonald Jr., CPA]

February 27, 1995,
Houston, Texas.

Report of Independent Public Accountant

To the Partners of
Park of Pecan II, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN, LTD., (a Texas limited partnership) as of December 31, 1996, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards I require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1996, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has suffered recurring losses from operations resulting in a net capital deficiency, The Partnership's financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Randal B. McDonald Jr., CPA
 March 10, 1997,
 Houston, Texas

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


[Signature of Randal B. McDonald Jr., CPA]

February 27, 1995,
Houston, Texas.

                  [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and, Cash Flows and, Supplemental Schedules on Page 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by I management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.


/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hills, MI
January 29, 1997

   [WEINTRAUB, NESSEL & SMITH, PLLC, LETTERHEAD - FARMINGTON HILLS, MICHIGAN]


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

February 7, 1996

                  [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

     We have audited the accompanying Comparative Balance Sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows and, the supplemental information on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hill, MI
January 23, 1997

    [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD - FARMINGTON HILLS, MICIGAN]

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

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cranbrook Manor Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the accompanying balance sheet of Cranbrook Manor Apartments Limited Partnership (a Michigan Limited Partnership) Project No. 047-44002-LDP-SUP, as of December 31, 1996, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Cranbrook Manor Apartments Limited Partnership Project No. 047-44002-LDP-SUP on pages 12-19 is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte Touche
Tomatsu
International

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1997 on our consideration of the Partnership's internal control structure and a report dated February 5, 1997, on its compliance with laws and regulations.


/s/ Deloitte & Touche LLP

Detroit, Michigan
February 5, 1997

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500

[Letterhead of DELOITTE & TOUCHE LLP - DETROIT, MICHIGAN]


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

[Letterhead of DELOITTE & TOUCHE LLP - DETROIT, MICHIGAN]

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

                       [DELOITTE & TOUCHE LLP LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Oakbrook Villa Apartments Limited Partnership
Farmington Hills, Michigan

We have audited the accompanying balance sheet of Oakbrook Villa Apartments Limited Partnership (a Michigan Limited Partnership) Project No. 044-44001-LDP as of December 31, 1996, and the related statements of profit and loss, changes in partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership Project No. 044-44001 -LDP as of December 31, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Oakbrook Villa Apartments Limited Partnership (Project No. 044-44001 -LDP) on pages 11 - 16, is presented for the purpose of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the Partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated February 4, 1997, on our consideration of the Partnership's internal control structure and a report dated February 4, 1997, on its compliance with laws and regulations.

/s/ Deloitte Touche LLP

Detroit, Michigan
February 5, 1997

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500


Deloitte Touche
Tohmatsu
International

[Letterhead of DELOITTE & TOUCHE LLP - DETROIT, MICHIGAN]

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

[Letterhead of DELOITTE & TOUCHE LLP - DETROIT, MICHIGAN]

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

[Signature of Deloitte & Touche, LLP]

January 30, 1995

Audit Partner: Philip M. Goy
Telephone No.: (313) 396-3675
Federal Tax Employer Identification Number: 13-5133500

                         [BORDMAN & WINNICK LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT


 To the Partners of
 Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 1996, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1996, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Pebble Creek LDHA, MSHDA NO. 277 on pages 8 to 15 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1997 on our consideration of the partnership's internal control structure and a report dated January 27, 1997 on its compliance with laws and regulations.

 West Bloomfield, MI                           /s/ BORDMAN & WINNICK
 January 27, 1997                               Certified Public Accountants

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

                  [WEINTRAUB, NESSEL & SMITH, PLLC LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of December 31, 1996 and 1995 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows, and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hills, MI
January 29, 1997

  [Letterhead of WEINTRAUB, NESSEL & SMITH, PLLC - FARMINGTON HILLS, MICHIGAN]

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


[Signature of Weintraub, Nessel & Smith, PLLC]

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

February 8, 1996

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Greenwood Manor, Ltd.:

     We have audited the accompanying financial statements of Greenwood Manor, Ltd. (Project Number 082-44070 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 13, 1997, on our consideration of Greenwood Manor, Ltd.'s internal control structure and a report dated January 13, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 13, 1997

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Malvern Manor, Ltd.:

     We have audited the accompanying financial statements of Malvern Manor, Ltd. (Project Number 082-440496 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 16, 1997, on our consideration of Malvern Manor, Ltd.'s internal control structure and a report dated January 16, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 16, 1997

              [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Hereford Manor, Ltd.:

     We have audited the accompanying financial statements of Hereford Manor, Ltd. (Project Number 082-44071 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1996, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1997, on our consideration of Hereford Manor, Ltd.'s internal control structure and a report dated January 20, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 20, 1997

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Henslee Heights, Ltd.:

     We have audited the accompanying financial statements of Henslee Heights, Ltd. (Project Number 082-44076 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1997, on our consideration of Henslee Heights, Ltd.'s internal control structure and a report dated January 14, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 14 1997

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Oakwood Manor, Ltd.:

     We have audited the accompanying financial statements of Oakwood Manor, Ltd. (Project Number 082-44034 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997, on our consideration of Oakwood Manor, Ltd.'s internal control structure and a report dated January 29, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 29, 1997

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
West Scenic Apartments, Ltd.:

     We have audited the accompanying financial statements of West Scenic Apartments, Ltd. (Project Number 082-44017 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1997, on our consideration of West Scenic Apartments, Ltd.'s internal control structure and a report dated January 28, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 28, 1997

             [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Robindale East Apartments, Ltd.:

     We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (Project Number 082-44045 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 31, 1997, on our consideration of Robindale East Apartments, Ltd.'s internal control structure and a report dated January 31. 1997. on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 31, 1997

            [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

                          INDEPENDENT AUDITORS' REPORT

To The Partners
Southwest Apartments, Ltd.:

     We have audited the accompanying financial statements of Southwest Apartments, Ltd. (Project Number 082-44020 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 20, 1997, on our consideration of Southwest Apartments, Ltd.'s internal control structure and a report dated January 20, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11 - 15 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 20, 1997

              [LETTERHEAD OF JEFFREY PHILLIPS MOSLEY & SCOTT, PA.]

                          INDEPENDENT AUDITORS' REPORT
To The Partners
Valley Arms, Ltd.:

     We have audited the accompanying financial statements of Valley Arms, Ltd. (Project Number 053-44191 LDP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1996, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss, its total current liabilities exceed its total current assets and it is delinquent on its mortgage payments, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1997, on our consideration of Valley Arms, Ltd.'s internal control structure and a report dated January 22, 1997, on its compliance with laws and regulations.

     Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken Oas a whole. The supplemental schedules of the

Partnership on pages 12 - 16 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership' but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued July 1993 by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.

Little Rock, Arkansas
January 22, 1997

                         [BICK FREDMAN & CO. LETTERHEAD]

                          Independent Auditor's Report

The General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

     We have audited the accompanying balance sheets of Lancaster Manor Associates, Ltd. (a California Limited Partnership), as of December 31, 1996 and 1995, and the related statements of operations. partners, deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor Associates, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

     In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1997 on our consideration of Lancaster Manor Associates, Ltd.'s internal control structure and a report dated January 24, 1997 on its compliance with laws and regulations.


                                                          /s/ Bick Fredman & Co.

Cleveland, Ohio
January 24, 1997

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

[Signature of Ciuni & Panichi, Inc.]

Cleveland, Ohio
January 20, 1995

[Addresses]

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                             March 25
                                                                  ------------------------------
                                                                       1997             1996
                                                                  -------------    -------------

                                     ASSETS

Property and equipment - at cost, less accumulated depreciation
   (Notes 2, 4 and 6)                                             $ 140,195,814    $ 149,262,982
Cash and cash equivalents (Notes 2 and 11)                            2,618,155        2,651,994
Cash - restricted for tenants' security deposits                      1,552,990        1,510,971
Mortgage escrow deposits (Notes 5 and 6)                             11,055,072       10,523,258
Prepaid expenses and other assets (Note 8)                            1,740,633        1,661,130
                                                                  -------------    -------------

   Total assets                                                   $ 157,162,664    $ 165,610,335
                                                                  =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable (Note 6)                                $  92,002,763    $  94,374,639
   Purchase money notes payable (Note 7)                             83,670,532       89,795,242
   Due to selling partners (Note 7)                                  99,414,749       97,169,422
   Accounts payable, accrued expenses and other liabilities           3,370,928        3,620,602
   Tenants' security deposits payable                                 1,441,410        1,451,411
   Due to general partners of subsidiaries and their affiliates       1,737,269        2,380,398
   Due to general partners and affiliates (Note 8)                    2,507,375        1,403,448
                                                                  -------------    -------------

                                                                    284,145,026      290,195,162

Minority interest (Note 2)                                              116,611          150,518
                                                                  -------------    -------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
   Limited partners                                                (125,290,459)    (122,950,467)
   General partners                                                  (1,808,514)      (1,784,878)
                                                                  -------------    -------------

                                                                   (127,098,973)    (124,735,345)
                                                                  -------------    -------------

   Total liabilities and partners' deficit                        $ 157,162,664    $ 165,610,335
                                                                  =============    =============


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Year Ended March 25
                                                            ---------------------------------------------
                                                                 1997           1996              1995*
                                                            ------------    ------------     ------------
Revenues
   Rentals, net                                             $ 35,549,987    $ 35,554,772     $ 34,385,489
   Other                                                       1,785,723       1,774,414        1,568,023
   Gain on sale of property (Note 10)                            606,195               0                0
                                                            ------------    ------------     ------------
   Total revenue                                              37,941,905      37,329,186       35,953,512
                                                            ------------    ------------     ------------

Expenses
   Selling and renting                                           384,393         420,904          457,672
   Administrative and management                               5,107,007       4,960,853        4,802,606
   Administrative and management-related parties (Note 8)      3,445,361       2,417,492        2,294,869
   Operating                                                   5,994,143       5,930,235        5,908,210
   Repairs and maintenance                                     9,881,787       9,210,318        8,163,052
   Taxes and insurance                                         4,530,276       4,721,099        4,561,058
   Financial, principally interest                            13,044,356      14,415,543       14,757,383
   Depreciation                                                8,484,538       6,529,518        8,611,030
   Provision for impairment of assets (Note 4)                   939,612       4,343,215                0
                                                            ------------    ------------     ------------

                                                              51,811,473      52,949,177       49,555,880
                                                            ------------    ------------     ------------

Loss before minority interest and extraordinary item         (13,869,568)    (15,619,991)     (13,602,368)

Minority interest in loss (income) of subsidiaries                 3,063         (24,042)           3,705
                                                            ------------    ------------     ------------

Loss before extraordinary item                               (13,866,505)    (15,644,033)     (13,598,663)
Extraordinary item-forgiveness of
   indebtedness income                                        11,502,877               0                0
                                                            ------------    ------------     ------------

Net loss                                                    $ (2,363,628)   $(15,644,033)    $(13,598,663)
                                                            ============    ============     ============

Loss before extraordinary item-limited partners             $(13,727,840)   $(15,487,593)    $(13,462,663)
Extraordinary item-limited partners                           11,387,848               0                0
                                                            ------------    ------------     ------------

Net loss - limited partners                                 $ (2,339,992)   $(15,487,593)    $(13,462,663)
                                                            ============    ============     ============

Number of limited partner units outstanding                       12,074          12,074           12,074
                                                            ============    ============     ============


Loss before extraordinary item per limited partner unit     $     (1,137)   $     (1,283)    $     (1,115)
Extraordinary item per limited partner unit                          943               0                0
                                                            ------------    ------------     ------------

Net loss per limited partnership unit                       $       (194)   $     (1,283)    $     (1,115)
                                                            ============    ============     ============

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                   Total      Limited Partners  General Partners
                                ------------- ----------------  ----------------

Balance - March 26, 1994        $ (95,492,649)   $ (94,000,198)   $  (1,492,451)

Net loss                          (13,598,663)     (13,462,676)        (135,987)
                                -------------    -------------    -------------

Balance - March 25, 1995         (109,091,312)    (107,462,874)      (1,628,438)

Net loss                          (15,644,033)     (15,487,593)        (156,440)
                                -------------    -------------    -------------

Balance - March 25, 1996         (124,735,345)    (122,950,467)      (1,784,878)

Net loss                           (2,363,628)      (2,339,992)         (23,636)
                                -------------    -------------    -------------

Balance - March 25, 1997        $(127,098,973)   $(125,290,459)   $  (1,808,514)
                                =============    =============    =============



See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS



                                                                                 Year Ended March 25
                                                                    ----------------------------------------------
                                                                         1997             1996*            1995*
                                                                    ------------     ------------     ------------
Cash flows from operating activities:
Net loss                                                            $ (2,363,628)    $(15,644,033)    $(13,598,663)
                                                                    ------------     ------------     ------------
Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Gain on sale of property (Note 10)                                   (606,195)               0                0
   Extraordinary item-forgiveness of indebtedness
     income (Note 11)                                                (11,963,912)               0                0
   Depreciation                                                        8,484,538        6,529,518        8,611,030
   Loss on sale of property and equipment                                 43,057           27,236              508
   Provision for impairment of assets                                    939,612        4,343,215                0
   Minority interest in (loss) income of subsidiaries                     (3,063)          24,042           (3,705)
   (Increase) decrease in assets:
     Cash-restricted for tenants' security deposits                      (42,019)          14,414           (5,923)
     Mortgage escrow deposits-real estate taxes,
       insurance and other                                              (347,746)        (743,534)        (234,935)
     Prepaid expenses and other assets                                   276,378         (119,129)        (135,979)
   Increase (decrease) in liabilities:
     Due to selling partners                                           9,670,592       10,984,742       11,007,205
     Payments of interest to selling partners                         (1,744,254)      (1,709,256)      (2,039,912)
     Accounts payable, accrued expenses and other liabilities             49,130          189,519         (759,194)
     Tenants' security deposits payable                                  (10,001)           9,987           13,939
     Due to general partners of subsidiaries and their affiliates        131,154          242,872          118,403
     Due to general partners of subsidiaries and their affiliates        (86,812)        (199,482)        (300,564)
     Due to general partners and affiliates                            1,569,962         (162,396)         427,181
                                                                    ------------     ------------     ------------


     Total adjustments                                                 6,360,421       19,431,748       16,698,054
                                                                    ------------     ------------     ------------

     Net cash provided by operating activities                         3,996,793        3,787,715        3,099,391
                                                                    ------------     ------------     ------------

Cash flows from investing activities:
   Proceeds from sale of property                                      1,700,000                0                0
   Costs paid relating to sale of property                               (58,136)               0                0
   Acquisitions of property and equipment                             (1,435,708)      (1,656,763)      (1,750,036)
   (Increase) decrease in mortgage escrow deposits                      (184,068)        (430,701)         207,890
                                                                    ------------     ------------     ------------

   Net cash provided by (used in) investing activities                    22,088       (2,087,464)      (1,542,146)
                                                                    ------------     ------------     ------------

Net cash from operating and investing activities,
   carried forward                                                     4,018,881        1,700,251        1,557,245


* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)


                                                                                                Year Ended March 25
                                                                                   ------------------------------------------------
                                                                                       1997              1996               1995*
                                                                                   -----------       -----------        -----------
Net cash from operating and investing activities,
   brought forward                                                                   4,018,881         1,700,251          1,557,245
                                                                                   -----------       -----------        -----------

Cash flows from financing activities:
   Decrease in purchase money notes                                                 (1,650,000)                0                  0
   Principal payment of mortgage notes payable                                      (2,371,876)       (2,224,465)        (4,329,914)
   Proceeds from mortgage notes payable                                                      0                 0          2,355,444
   Decrease in minority interest                                                       (30,844)          (14,755)           (38,519)
                                                                                   -----------       -----------        -----------

     Net cash used in financing activities                                          (4,052,720)       (2,239,220)        (2,012,989)
                                                                                   -----------       -----------        -----------

Net decrease in cash and cash equivalents                                              (33,839)         (538,969)          (455,744)

Cash and cash equivalents at beginning of year                                       2,651,994         3,190,963          3,646,707
                                                                                   -----------       -----------        -----------

Cash and cash equivalents at end of year                                           $ 2,618,155       $ 2,651,994        $ 3,190,963
                                                                                   ===========       ===========        ===========
Supplemental disclosure of cash flows information:

   Cash paid during the year for interest                                          $ 4,372,432       $ 4,972,715        $ 5,255,926
                                                                                   ===========       ===========        ===========

Supplemental disclosures of noncash investing and financing activities:

   Increase in purchase money notes payable due to
     the capitalization of prepaid expenses and other
     assets                                                                        $   355,881       $         0        $         0

   Forgiveness of indebtedness:
     Decrease in purchase money note payable                                        (4,830,591)                0                  0
     Decrease in due to selling partners                                            (5,681,011)                0                  0
     Decrease in due to general partners
       of subsidiaries and their affiliates                                           (687,471)                0                  0
     Decrease in due to general partners and affiliates                               (466,035)                0                  0
     Decrease in accounts payable, accrued
       expenses and other liabilities                                                 (298,804)                0                  0

Summarized below are the components of the gain on sale of property:

   Decrease in property and equipment,
     net of accumulated depreciation                                                 1,035,669                 0                  0

* Reclassified for comparative purposes

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 1 - Organization

     Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Limited Partnership) (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on June 28, 1984. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") that is financed and/or operated with some form of local, state or federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

     The General Partners of the Partnership are Assisted Housing Associates Inc., (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), a Delaware corporation and an affiliate of Lehman Brothers Inc. ("Lehman"), Related Beta Corporation (the "Related General Partner"), an affiliate of The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership.

     Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985 and no further issuance of initial limited partnership interests or additional limited partnership interests is anticipated.

     The Partnership holds an interest in 60 Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. On May 2, 1996 the property owned by Bicentennial Associates, Ltd. ("Bicentennial") was sold to a third party (see Note 10).

     The terms of the Limited Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the general partners.

NOTE 2 - Summary of Significant Accounting Policies

     a)   Going Concern

     The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year. The Partnership expects that upon maturity, it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes. In addition, as discussed in Note 11, the auditors of seven (Fiscal 1996) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships to continue in existence.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 2 - Summary of Significant Accounting Policies (Continued)

     b)   Basis of Consolidation

     The consolidated financial statements include the accounts of the Partnership and 61 subsidiary partnerships, one of which only has activity through the date of sale of its property on May 2, 1996 (see Note 10). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

     Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $54,476 and $54,614 for the years ended March 25, 1997, 1996 and 1995, respectively (the 1996, 1995 and 1994 Fiscal Years). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

     Property and equipment are carried at the lower of depreciated cost or estimated amounts recoverable through future operations and ultimate disposition of the property. Cost includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. As required by SFAS No. 121 a provision for loss on impairment of assets is recorded when estimated amounts recoverable through future operations and sale of the property on an undiscounted basis or a property appraisal when deemed necessary are below depreciated cost. Property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value. For the year ended March 25, 1996, the Partnership had recorded approximately $4,343,000 as a provision for loss on impairment of assets relating to the property

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997


NOTE 2  -     Summary of Significant Accounting Policies (Continued)


owned by Bicentennial, which was sold on May 2, 1996 (see Note 10). For the year ended March 25, 1997, the Partnership has recorded approximately $940,000 as a provision for loss on impairment of assets.

     d)   Interest Subsidies

          Interest expense has been reduced by interest subsidies (Note 6).

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

     i)   Reclassification of Financial Statement Presentation

     Certain reclassifications have been made to the Fiscal 1994 financial statements to conform with the Fiscal 1996 and 1995 financial statement presentation. Such reclassifications had no effect on net loss as previously reported.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 3  -     Fair Value of Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments (all of which are held for non-trading purposes) for which it is practicable to estimate that value:

     Cash and Cash Equivalents, Cash-Restricted for Tenants' Security Deposits and Mortgage Escrow Deposits

     The carrying amount approximates fair value.

     Mortgage Notes Payable

     The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

     The estimated fair values of the Partnership's mortgage note payable are as follows:

                                                March 25, 1997            March 25, 1996
                                          -------------------------   -------------------------
                                            Carrying                    Carrying
                                            Amount       Fair Value     Amount*     Fair Value
                                          -----------   -----------   -----------   -----------
Mortgage Notes Payable for which it is:
  Practicable to estimate fair value      $43,722,772   $43,993,062   $44,682,658   $45,341,035

  Not practicable to estimate
    fair value                            $48,279,991           (a)   $49,691,981           (a)

Purchase money notes
  payable for which it is:
  Not practicable to estimate
    fair value                            $83,670,532           (b)   $89,795,242           (b)

Due to selling partners for
  which it is:
  Not practicable to estimate
    fair value                            $99,414,479           (b)   $97,169,422           (b)

     (a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

     (b) For the reasons discussed in Note 7 it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

     *Reclassified for comparative purposes.

     The carrying amount of other assets and liabilities reported on the statement of financial position that require such disclosure approximates fair value.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 4 - Property and Equipment

     The components of property and equipment and their estimated useful lives are as follows:

                                              March 25
                                  ------------------------------    Estimated
                                       1997             1996       Useful Lives
                                  -------------    -------------  -------------
Land                              $  13,519,192    $  13,820,896
Buildings and improvements          216,934,795      220,601,742    15-40 Years
Furniture and fixtures                9,630,659        9,495,438    5-10 Years
                                  -------------    -------------

                                    240,084,646      243,918,076

Less:  Accumulated depreciation     (99,888,832)     (94,655,094)
                                  -------------    -------------

                                  $ 140,195,814    $ 149,262,982
                                  =============    =============

     Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

     Depreciation expense for the 1996, 1995 and 1994 Fiscal Years amounted to $8,484,538, $6,529,518 and $8,611,030, respectively.

     As of December 31, 1995, Bicentennial had experienced significant cash flow problems and was in default on the underlying mortgage and wraparound mortgage note payable. Beal Bank, the holder of the underlying mortgage had provided formal notice of their intent to foreclose. As a result of the 1995 loss combined with a history of operating and cash flows losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $4,343,215 for the 1995 Fiscal Year. The amount of the impairment loss was determined based on the difference in the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount of $1,050,000. On May 2, 1996 the property owned by Bicentennial was sold to a third party (see Note 10).

     Saraland is located on an EPA Superfund Cleanup Site. During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and HUD. However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzine and Aldrine found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage (see Note 11). Accordingly, for the year ended March 25, 1997, an impairment loss in the amount of $939,612 has been recognized in the financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 5 - Mortgage Escrow Deposits

     Mortgage escrow deposits consist of the following:

                                                     March 25
                                            ---------------------------
                                                1997            1996
                                            -----------     -----------
     Reserves for replacements              $ 6,505,591     $ 6,321,523
     Real estate taxes, insurance and other   4,549,481       4,201,735
                                            -----------     -----------

                                            $11,055,072     $10,523,258
                                            ===========     ===========

NOTE 6 - Mortgage Notes Payable

     The mortgage notes are payable in aggregate monthly installments of approximately $688,000, including principal and interest at rates varying from 3% to 11.4% per annum, through June 2023. Each subsidiary partnerships mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

     Under the terms of regulatory agreements with the Secretary of the U.S. Department of Housing and Urban Development ("HUD"), subsidiary partnerships with mortgage note balances aggregating approximately $68,800,000 and $66,600,000 at December 31, 1996 and 1995, respectively, providing for interest at rates ranging from 3.0% to 11.4% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

     In addition, one subsidiary partnership with mortgage note balances of approximately $4,441,000 and $4,523,000 at December 31, 1996 and 1995,
respectively, entered into interest reduction subsidy agreements with the Massachusetts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%.

     Annual principal payment requirements for each of the next five fiscal years are as follows:

                      Year Ending December 31         Amount
                      -----------------------         ------
                              1997                $ 2,572,043
                              1998                  2,754,347
                              1999                  2,958,756
                              2000                  3,178,307
                              2001                  3,413,791
                              Thereafter           77,125,519
                                                   -----------
                                   Total          $92,002,763
                                                  ===========

     The mortgage agreements require monthly deposits to replacements reserves of approximately $186,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 7 - Purchase Money Notes Payable

     Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled (see Note 10). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at March 25, 1997 and 1996 include $4,336,417 of interest accrued through August 31, 1989.

     The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $98,278,000 and $95,994,000 as of March 25, 1997 and 1996, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

     The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of March 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year and extension fees in the amount of $260,364 were incurred by the Partnership. Of such fees incurred, $206,810 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 7 - Purchase Money Notes Payable (continued)

     Distributions aggregating approximately $1,410,000, $1,390,000 and $1,385,000 were made to the Partnership during each of the years ended March 25, 1997, 1996 and 1995, respectively, of which approximately $813,000, $834,000 and $790,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $117,000, $105,000 and $124,000, for the 1996, 1995 and
1994 Fiscal Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $ , $1,709,000 and $1,126,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1996, 1995, and 1994 Fiscal Years, respectively.

NOTE 8 - Related Party Transactions

     The costs incurred to related parties were as follows:

                                                   Year Ended March 25,
                                          --------------------------------------
                                             1997          1996          1995
                                          ----------    ----------    ----------
Partnership management fees (a)           $1,142,000    $  125,000    $  125,000
Expense reimbursement (b)                    172,515       146,205       168,093
Property management fees (c)               2,048,346     2,063,787     1,891,776
Local administrative fee (d)                  82,500        82,500       110,000
                                          ----------    ----------    ----------

                                          $3,445,361    $2,417,492    $2,294,869
                                          ==========    ==========    ==========

     (a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's general partners and affiliates. Partnership management fees owed to the general partners amounting to $1,623,237 and $481,237 were accrued and unpaid as of March 25, 1997 and 1996, respectively.

     (b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $141,498 and $189,330 were accrued and unpaid as of March 25, 1997 and 1996, respectively.

     (c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $2,033,267, $2,016,617 and $1,847,331 for the 1996,
1995 and 1994 Fiscal Years, respectively. Property management fees incurred to affiliates of the Partnership amounted to $15,079, $47,170 and $44,445 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     (d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 8 - Related Party Transactions (continued)

     Due to local general partners and affiliates at December 31, 1996 and 1995 consists of the following:

                                                           December 31,
                                                   -----------------------------
                                                       1996               1995
                                                   ----------         ----------
Operating advances (a) (b)                         $  362,288         $1,085,068
Operating deficit loan (b)                            455,550            455,550
Management and other fees                             919,431            839,780
                                                   ----------         ----------

                                                   $1,737,269         $2,380,398
                                                   ==========         ==========

     (a) Operating advances include three loans payable to local general partners and affiliates.

     (b) These loans are unsecured, non-interest bearing and payable out of available surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.

NOTE 9 - Income Taxes

     A reconciliation of the financial statement net loss to the income tax loss for the Partnership and its consolidated subsidiaries is as follows:

                                                                        Years Ended December 31
                                                          --------------------------------------------
                                                               1996            1995            1994
                                                          ------------    ------------    ------------
Financial statement net loss                              $ (2,363,628)   $(15,644,033)   $(13,598,663)
Difference resulting from parent company having a
   different fiscal year for income tax and financial
   reporting purposes                                         (557,009)          8,678        (136,995)
Difference resulting primarily from depreciation and
   amortization expense recorded for financial
   reporting purposes and income tax purposes               (2,427,826)     (5,031,092)     (2,736,134)
Provision for impairment of assets recorded for
   financial reporting purposes                                939,612       4,343,215               0
Difference between gain on sale of assets recorded
   for financial reporting purposes and loss recorded
   for income tax purposes                                  (1,887,492)              0               0
Other, including accruals for financial reporting
    purposes not deductible for tax purposes until paid         74,416         386,913         (55,016)
                                                          ------------    ------------    ------------
Loss as shown on the income tax return for the
   calendar year ended                                    $ (6,221,927)   $(15,936,319)   $(16,526,808)
                                                          ============    ============    ============

NOTE 10 - Sale of Property

     On May 2, 1996, the property owned by Bicentennial was sold to a third party for $1,700,000, resulting in a gain in the amount of $606,195 and forgiveness of indebtedness income of $11,502,877 as a result of forgiveness of the purchase money note payable and accrued interest thereon (which were obligations at the subsidiary partnership level), amounts due to HUD, and amounts due to general partners and affiliates.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies

     a) Subsidiary Partnerships - Events of Default and Going Concern

     The financial statements for seven subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these five subsidiary partnerships modified their reports on the 1996 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern. The five subsidiary partnerships are Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Park of Pecan I"), Park of Pecan II, Ltd. ("Park of Pecan II"), Westminster Manor Apartments ("Westminster"), Cranbrook Manor Apartments Limited Partnership ("Cranbrook"), Saraland Apartments, Ltd. ("Saraland") and Valley Arms, Ltd. ("Valley Arms").

     Bellfort

     Bellfort has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. The original maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1996, Bellfort was granted the option to extend the term to November 1, 1997, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1996 and 1995 of approximately $3,417,000 and $3,096,000, respectively, is also subject to 9% interest. The note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

     The purchase money note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, who had assumed the underlying mortgage note in December 1991, to MMT.

     Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1996.

     Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1997. Bellfort's forecasted cash flows for 1997 indicate a significant shortfall of amounts needed to repay such note and the related deferred interest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bellfort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

     The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1997 and 1996. Bellfort's net loss after minority interest amounted to approximately $580,000, $694,000 and $549,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies(continued)

     a) Subsidiary Partnerships - Events of Default and Going Concern(continued)

     Park of Pecan I and Park of Pecan II

     Park of Pecan I and II have experienced operating losses since inception and as of December 31, 1996 have net capital deficiencies aggregating approximately $4,910,000. Park of Pecan I and II previously funded their operating losses by borrowing amounts pursuant to an operating deficit guaranty agreement made in connection with the acquisition of the Apartment Complexes. However, such agreement expired December 31, 1989 and Park of Pecan I and II have not made arrangements to obtain an extension or additional funds. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Pecan I and Pecan II's minority interest balances were $0 at March 25, 1997 and 1996. Park of Pecan I's net loss after minority interest amounted to approximately $158,000, $196,000 and $182,000 for the 1996, 1995 and 1994 Fiscal Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $170,000, $185,000 and $183,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

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

     The determination of whether the identified instances of noncompliance and Westminster's lack of capital to fund the repair costs will ultimately effect future cash flow cannot presently be determined. Accordingly, no provision for any liability that may result has been recognized in Westminster's 1996 financial statements.

     The inability of Westminster to satisfy the deficiencies sited in the inspection report without approval of the funding request accompanying the MIO Plan raises substantial doubt about Westminster's ability to continue as a going concern. The financial statements do not include any adjustments that possibly would be necessary in the event Westminster is unable to continue as a going concern. The Partnership's investment in Westminster was approximately $1,792,000 and $1,956,000 at March 25, 1997 and 1996, respectively and the minority interest balance was $0 at each date. Westminster's net loss after minority interest amounted to approximately $164,000, $257,000 and $212,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     Cranbrook

     During the year ended December 31, 1996 Cranbrook incurred a net loss of approximately $223,000 and total liabilities exceeded total assets by approximately $1,451,000 at December 31, 1996. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA dated October 1, 1976, September 1, 1982 and November 1, 1991. The Section 8 agreements were renewed for one year, expiring on September 30, 1997, August 31, 1997 and October 31, 1997, respectively. Cranbrook 's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. There are no assurances that the
Section 8 agreement will be renewed under comparable economic

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies (continued)

    a) Subsidiary Partnerships - Events of Default and Going Concern (continued)

terms to Cranbrook upon the expiration of the agreement. As of December 31, 1996, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1997 and 1996. Cranbrook's net loss after minority interest amounted to approximately $223,000, $138,000 and $124,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

     Saraland

     Saraland has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and H/R Special Partnership, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In September 1996, the 11th Circuit Court of Appeals affirmed a lower court's decision dismissing the Partnership and H/R Special Partnership from the case, and, accordingly, the Partnership and H/R Special Partnership are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

     During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

     On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and H/R Special Partnership), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and H/R Special Partnership informed EPA that they have "sufficient cause" to not comply with the Order. Redwing Carriers, Inc. initially advised EPA that it would commence implementation of the Order. It has recently, however, refused to do so and EPA has now begun implementation of the remedy.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies(continued)

    a) Subsidiary Partnerships - Events of Default and Going Concern (continued)

     Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. In or around late 1996, EPA elected to vacate the apartment complex and relocate all tenants. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and H/R Special Partnership from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy and/or relocation upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred to date by the Partnership total approximately $275,000.

     On May 13, 1997, a number of residents at the Saraland Apartments complex served a purported class action complaint upon the Partnership and H/R Special Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the conduct of all defendants. The complaint alleges causes of action under the following common law theories of recovery:
(1) Breach of Lease/Constructive Eviction; (2) Trespass to Real Property; (3) Trespass to Personal Property; (4) Trespass to Persons; (5) Negligence and Wantonness; (6) Ultra-hazardous or Abnormally Dangerous Activities; (7) Nuisance; (8) Civil Conspiracy; and (9) Fraudulent Suppression. Given the early stage of this proceeding, it is not possible to evaluate the likelihood of an unfavorable outcome. Nonetheless, the Partnership intends to present a vigorous defense and will strongly contest its liability for the claims made in this action.

     During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and HUD. However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzine and Aldrine found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1, 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage.

     The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments, other than the impairment loss discussed in Note 4, that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses and $504,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was approximately $22,000 and $32,000 at each date, respectively. Saraland's net loss after minority interest amounted to approximately $912,000, $42,000 and $17,000 for the 1996, 1995, and 1994 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies (continued)

    a) Subsidiary Partnerships - Events of Default and Going Concern (continued)

     Valley Arms

     During the year ended December 31, 1996, Valley Arms incurred a net loss of approximately $99,000 and as of that date, Valley Arms' total current liabilities exceeded its total current assets by approximately $150,000. As of December 31, 1996, Valley Arms is three months delinquent on its mortgage payment. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. Valley Arms' continuation as a going concern is dependant upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management of Valley Arms is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Valley Arms' cash flow. Management of Valley Arms is also trying to refinance the mortgage and/or repay the mortgage and also has been contacted about a sale of Valley Arms. The Partnership's investment in Valley Arms was approximately $560,000 and $659,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $99,000, $49,000 and $94,000 for the 1996, 1995 and 1994 Fiscal
Years, respectively.

     b)   Subsidiary Partnerships - Other

     Northgate Townhouse Apartments

     During November 1995, the Colorado Department of Public Health identified a contamination problem on the Northgate Townhouse Apartments ("Northgate") property. The complex hired environmental specialists and other contractors to remedy the problem. During the 1996 and 1995 Fiscal Years, costs in the amount of approximately $105,000 and $157,000, respectively, were incurred relating to the work performed. Management anticipates that no additional costs will be incurred relating to the contamination problem. After the work was completed, the property was inspected, but no report has been sent. The Partnership's investment in Northgate was approximately $1,425,000 and $1,670,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Northgate's net loss after minority interest amounted to approximately $245,000, $412,000 and $238,000 for the 1996, 1995 and 1994 Fiscal Years,
respectively.

     Bonnie Doone Apartments, Ltd.

     Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represent 59% of gross income. The current contracts expire on July 31, 1997 and renewal is uncertain. Management of Bonnie Doone intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Bonnie Doone was approximately $416,000 and $485,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Bonnie Doone's net loss after minority interest amounted to approximately $69,000, $22,000 and $20,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies (continued)

     b)   Subsidiary Partnerships - Other (continued)

     Dickens Ferry Apartments, Ltd.

     Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the Section 8 rent subsidy contract which represents 65% of gross income. The current contracts expire on September 30, 1997 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $596,000 and $578,000 at March 25, 1997 and 1996, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately ($18,000), $37,000 and $38,000 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     c)   Management Agreement

     The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 15% of gross rental revenues. Such management fees amounted to $2,697,022, $2,683,574 and $2,477,439 for the 1996, 1995 and 1994 Fiscal Years, respectively.

     d)   Uninsured Cash and Cash Equivalents

     The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1997, uninsured cash and cash equivalents approximated $211,000.

     e)   Housing Assistance Payments Contracts

     HUD previously released the American Community Partnerships Act (the "ACPA"). The ACPA is HUD's blueprint for providing for the nation's housing needs in an era of static or decreasing budget authority. Two key proposals in the ACPA that could affect the Local Partnerships are: a discontinuation of project-based Section 8 subsidy payments and an attendant reduction in debt on properties that were supported by the Section 8 payments. The ACPA calls for a transition during which the project-based Section 8 would be converted to a tenant-based voucher system. Any FHA insured debt would then be "marked-to-market", that is revalued in light of the reduced income stream, if any.

     Several industry sources have already commented to HUD and Congress that in the event the ACPA was fully enacted in its present form, the reduction in mortgage indebtedness would be considered taxable income to limited partners in the Partnership. Legislative relief has been proposed to exempt "marked-to-market" debt from cancellation of indebtedness income treatment. At present, there are several bills pending in Congress to address this tax relief issue. Additionally, in the interim, HUD has agreed to annual extensions of any expiring project-based Section 8 contracts, but there is no guarantee that such extension will be available in the future.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1997

NOTE 11 - Commitments and Contingencies (continued)

     f)   Sale of Subsidiary Partnerships

     Six of the Local Partnerships have entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor) for an aggregate selling price of approximately $48,000,000. The net proceeds will be used to satisfy the existing mortgage debt of approximately $17,946,000. The balance of the proceeds will be used to settle the purchase money notes and accrued interest with the balance, if any, available for Partnership purposes. HUD has not yet approved the sale of these properties. No assurance can be given that the transactions contemplated will close.

     g)   Other

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

NOTE 12 - Subsequent Events

     On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of approximately $6,027,000, resulting in a gain in the amount of approximately $5,500,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $6,000,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

     On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. were sold to a third party for $3,450,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to approximately $1,254,000, resulting in a gain in the amount of approximately $700,000. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to approximately $2,900,000, resulting in forgiveness of indebtedness income of approximately $2,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

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

Name                         Position
----                         --------

Paul L. Abbott               Chairman of the Board, President Chief Executive
                             Officer and Chief Financial Officer

Donald E. Petrow             Vice President

     PAUL L. ABBOTT, 51, is President of the Assisted General Partner and the Managing Director of Lehman Brothers. Mr. Abbott joined Lehman in August 1988, and is responsible for investment management of residential, commercial and retail real estate. Prior to joining Lehman, Mr. Abbott was a real estate consultant and a senior officer of a privately held company specializing in the syndication of private real estate limited partnerships. From 1974 to 1983, Mr. Abbott was an officer of two life insurance companies and a director of an insurance agency subsidiary. Mr. Abbott received his formal education in the undergraduate and graduate schools of Washington University in St. Louis.

     DONALD E. PETROW, 40, is a Vice President of the Assisted General Partner and First Vice President of Lehman Brothers. From March 1989, he has been responsible for the investment management and restructuring of mortgage and equity investments secured by multi-family apartments and government assisted housing. From November 1981 to February 1989, Mr. Petrow, as a Vice President of Lehman, was involved in investment banking activities relating to commercial real estate direct investments. Prior to joining Lehman, Mr. Petrow was employed in accounting and equipment leasing firms. Mr. Petrow holds a B.S. Degree in accounting from Saint Peters College and an M.B.A. in Finance from Pace University.

Related Beta Corporation

     Related Beta Corporation was incorporated in Delaware on January 23, 1984. The directors and executive officers of the Related General Partner are as follows:

              Name                                       Position
              ----                                       --------

              Stephen M. Ross                            Director

              J. Michael Fried                           President and Director

              Alan P. Hirmes                             Vice President

              Stuart J. Boesky                           Vice President

              Richard A. Palermo                         Treasurer

              Lynn A. McMahon                            Secretary


     STEPHEN M. ROSS, 57, is a Director of the Related General Partner. Mr. Ross is also President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

     J. MICHAEL FRIED, 53, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is the chief executive office of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     ALAN P. HIRMES, 42, is a Senior Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     STUART J. BOESKY, 41, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

     RICHARD A. PALERMO, 37, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration Degree.

     LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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

     At March 25, 1997, security ownership by the General Partners and their affiliates is as listed:

                                           Name of                                      Percentage of Outstanding
              Title of Class        Beneficial Owner                    Amount            General Partner Interest_
              --------------        ----------------                    ------            -------------------------

              General Partnership   Assisted Housing
              Interest in the       Associates Inc.                    $10                         13.2%
              Partnership
                                    Related Beta Corporation             6                         19.8%

                                    Cambridge/Related Associates
                                    Associates Limited Partnership       4                         67.0%
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

     No director or executive officer of any General Partner owns any Initial Limited Partnership Interests or Additional Limited Partnership Interests.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                        Page
                                                                      ----------


(a)1.  Financial Statements

       Independent Auditors' Report ...............................       25

       Consolidated Balance Sheets at March 25, 1997 and 1996 .....      168

       Consolidated Statements of Operations for the Years Ended
       March 25, 1997, 1996 and 1995 ..............................      169

       Consolidated Statements of Changes in Partners' Deficit
       for the Years Ended March 25, 1997, 1996 and 1995 ..........      170

       Consolidated Statements of Cash Flows for the Years Ended
       March 25, 1997, 1996 and 1995 ..............................      171

       Notes to Consolidated Financial Statements .................      173

(a)2.  Financial Statement Schedules

       Independent Auditors' Report ...............................      199

       Schedule I - Condensed Financial Information of Registrant..      200

       Schedule III - Real Estate and Accumulated Depreciation ....      203

       The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a)3.  Exhibits

(3)    Amended and Restated Agreement and Certificate of Limited
       Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)  Form of Escrow Agreement**

(21)   Subsidiaries of the Registrant .............................      195

(27)   Financial Data Schedule (filed herewith) ...................      205

**     Incorporated by reference to exhibits filed with Amendment
       No. 1 to Cambridge Advantaged Properties L.P.'s
       Registration Statement on Form S-11 Registration File No.
       2-91993.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K. (Continued)

(c)    Subsidiaries of the Registrant (Exhibit 21)


                                                                 Jurisdiction
                                                                 of Formation
                                                                 ------------

       Knollwood I, LTD                                               AL
       Knollwood II, LTD                                              AL
       Knollwood III, LTD                                             AL
       Knollwood IV, LTD                                              AL
       Parklane II, LTD                                               AL
       Cedar Bay, LTD                                                 AL
       Northwoods III Apts. LTD                                       AL
       Westminster Manor Apts.                                        MI
       North Gate Townhouse Apts.                                     MI
       Hackley Village Associates                                     MI
       Huntley Associates #1                                          MI
       Huntley Associates #2                                          MI
       Seymour O'Brien Manor Apts.                                    MI
       Washington Highland Apts.                                      MI
       Vincennes Niblack Apts.                                        MI
       Casa Ramon Apartments                                          NY
       Nu-Elm Apartments                                              MI
       Pebble Creek LDHA                                              MI
       Buttonwood Acres at New Bedford                                MA
       Rockdale West at New Bedford                                   MA
       Solemar at South Dartmouth L.P.                                MA
       Decatur Apartments, LTD                                        TX
       Florence Apartments, LTD                                       TX
       Saraland Apartments, LTD                                       TX
       University Garden Apts. LTD                                    TX
       Southside Village Apts., LTD                                   TX
       Dickens Ferry Apartments, LTD                                  TX
       Bonnie Doone Apartments, LTD                                   TX
       Conifer 208                                                    WA
       Conifer 307                                                    WA
       Conifer 317                                                    WA
       Bellfort Associates, LTD                                       TX
       Cloisters Associates, LTD                                      GA
       Cabarrus Arms Associates, LTD                                  GA
       Summer Arms Apts. LTD                                          GA
       Lexington Village Company                                      GA
       Ware Manor Associates                                          GA
       Nottingham Woods Apts., LTD                                    GA
       Hathaway Court Associates                                      GA

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)    Subsidiaries of the Registrant (Exhibit 21) (Continued)

                                                                  Jurisdiction
                                                                  of Formation
                                                                  ------------

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

(d)    Not applicable

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                             By: RELATED BETA CORPORATION
                                 a General Partner

Date: July 2, 1997

                             By: /s/J. Michael Fried
                                 ------------------------------
                                 J. Michael Fried
                                 President and Director


                             By: ASSISTED HOUSING ASSOCIATES, INC.
                                 a General Partner

Date: July 2, 1997

                             By: /s/Paul L. Abbott
                                 ------------------------------
                                 Paul L. Abbott
                                 President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Signature                          Title                      Date
--------------------------   -------------------------------------- ------------

/s/J. Michael Fried          President and Chief Executive Officer
--------------------------   (principal executive officer) and
J. Michael Fried             Director of Related Beta Corporation   July 2, 1997


/s/Alan P. Hirmes
--------------------------   Vice President (principal financial
Alan P. Hirmes               officer)of Related Beta Corporation    July 2, 1997

/s/Richard A. Palermo
--------------------------   Treasurer (principal accounting
Richard A. Palermo           officer) of Related Beta Corporation   July 2, 1997

/s/Stephen M. Ross
-------------------------    Director of Related Beta
Stephen M. Ross              Corporation                            July 2, 1997


/s/Paul L. Abbott            Chairman of the Board, President, Chief
-------------------------    Executive Officer (principal executive
Paul L. Abbott               officer)and Director of Assisted
                             Housing Associates, Inc.               July 2, 1997

  [LETTERHEAD OF TRIEN, ROSENBERG, ROSENBERG, WEINBERG, CIULLO & FAZZARI, LLP]

                          INDEPENDENT AUDITORS' REPORT


To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

     In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated July 8, 1997 on pages 25 and 26, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 1996, 1995 and 1994 Fiscal Years and Schedule III at March 25, 1997. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

     As discussed in Note 11(a), the consolidated financial statements include the financial statements of nine subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. The auditors of seven (Fiscal 1996) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These seven subsidiary partnerships' net losses aggregated $2,344,287, $1,560,375 and $1,361,542 for the 1996, 1995 and 1994 Fiscal Years,
respectively, and their assets aggregated $22,987,155 and $23,704,766 at March 25, 1997 and 1996.

     As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1997. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes.

     The accompanying consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries have been prepared assuming that the consolidated entity and its subsidiary partnerships will continue as going concerns. As discussed in the two preceding paragraphs and in the notes to the financial statements, the consolidated entity and its subsidiary partnerships have significant contingencies which raise substantial doubt about their ability to continue as going concerns. Management's plans in regard to these matters are also described in Note 11(a). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or the matters referred to in the preceding paragraphs.

TRIEN, ROSENBERG, ROSENBERG,
WEINBERG, CIULLO & FAZZARI, LLP

New York, New York
July 8, 1997

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

     Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                       March 25,
                                                            ------------------------------
                                                                  1997             1996
                                                            -------------    -------------
Cash and cash equivalents                                   $     304,186    $     200,922
Investment in subsidiary partnerships                          35,508,089       39,205,061
Other assets                                                      142,039            5,000
                                                            -------------    -------------

   Total assets                                             $  35,954,314    $  39,410,983
                                                            =============    =============

                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                                $  53,733,067    $  53,526,257
Due to general partner and affiliates                           1,970,501          875,210
Due to selling partners                                        78,578,234       72,984,041
Other liabilities                                                  28,998           20,064
                                                            -------------    -------------

   Total liabilities                                          134,310,800      127,405,572

Partners' deficit                                             (98,356,486)     (87,994,589)
                                                            -------------    -------------

Total liabilities and partners' deficit                     $  35,954,314    $  39,410,983
                                                            =============    =============


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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT







               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS


                                                                    Year Ended March 25
                                                             1997            1996            1995
                                                        ------------    ------------    ------------
Revenues

   Other income                                         $      5,788    $     11,380    $     66,140
                                                        ------------    ------------    ------------

   Total Revenues                                       $      5,788    $     11,380    $     66,140
                                                        ============    ============    ============

Expenses

   Administrative and management                             276,068         203,899         164,980
   Administrative and management-related parties           1,314,515         271,205         293,093
   Financial, principally interest                         6,524,391       7,450,320       7,450,320
                                                        ------------    ------------    ------------

   Total Expenses                                          8,114,974       7,925,424       7,908,393
                                                        ------------    ------------    ------------

   Loss from operations                                   (8,109,186)     (7,914,044)     (7,842,253)
   Distribution income of subsidiary partnerships
     in excess of investments                                162,340               0          68,170
   Equity in (loss) income of subsidiary partnerships   (a) (2,415,051)      453,824      (1,957,149)
                                                        ------------    ------------    ------------

   Net Loss                                             $(10,361,897)   $ (7,460,220)   $ (9,731,232)
                                                        ============    ============    ============


(a) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $12,415,216.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                                      Year Ended March 25
                                                         --------------------------------------------
                                                              1997            1996            1995
                                                         ------------    ------------    ------------
Cash flows from operating activities:

Net loss                                                 $(10,361,897)   $ (7,460,220)   $ (9,731,232)
                                                         ------------    ------------    ------------

Adjustments to reconcile net loss to net cash used in operating activities:

   Equity in loss of subsidiary partnerships                2,415,051        (453,824)      1,957,149
   (Increase) decrease in other assets                       (137,039)              0         325,247

   Increase (decrease) in liabilities:

   Due to general partners and affiliates                   1,095,291         (25,566)        (71,874)
   Due to selling partners                                  6,524,391       7,450,320       7,450,320
   Payments to selling partners                              (930,198)       (939,195)       (914,087)
   Other liabilities                                            8,934        (185,218)         91,135
                                                         ------------    ------------    ------------

   Total adjustments                                        8,976,430       5,846,517       8,837,890
                                                         ------------    ------------    ------------

   Net cash (used in) provided by operating activities     (1,385,467)     (1,613,703)       (893,342)
                                                         ------------    ------------    ------------

Cash flows from investing activities:

   Distributions from subsidiaries                          1,281,921       1,389,614       1,316,998
                                                         ------------    ------------    ------------

Cash flows from financing activities:

   Increase in purchase money notes payable                   206,810               0               0
                                                         ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents          103,264        (224,089)        423,656

Cash and cash equivalents, beginning of year                  200,922         425,011           1,355
                                                         ------------    ------------    ------------

Cash and cash equivalents, end of year                   $    304,186    $    200,922    $    425,011
                                                         ============    ============    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION

                   Partnership Property Pledged as Collateral

                                 MARCH 25, 1997

                                                                                                       Cost (a)
                                                                     Initial Cost to Partnership      Capitalized
                                                                     ---------------------------      Subsequent to
                                                                                  Buildings and       Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances          Land       Improvements       Improvements
---------------------------------------------     ------------          ----       ------------       ------------
(10) Pebble Creek                                  $4,225,735         $266,942       $4,968,283         $726,297
(1)  Knollwood I                                    4,821,276          311,807        5,924,337          158,695
(1)  Knollwood II                                   4,860,483          310,663        5,902,600           93,484
(1)  Knollwood III                                  4,789,775          310,257        5,899,971          134,632
(1)  Knollwood IV                                   3,354,890          210,423        3,998,047           82,292
(1)  Parklane II                                    3,542,356          228,684        4,344,999          100,077
(1)  Cedarbay                                       2,863,381          184,523        3,505,947            7,963
(6)  Northwoods III                                 3,029,553          183,789        3,492,002            1,139
(1)  Northpointe I(Shelton Beach)                   2,357,674          156,968        2,982,380          152,664
(1)  Northpointe II                                 1,846,891          118,651        2,254,361           44,589
(9)  Rockdale West                                  7,096,668          610,192        8,240,035          674,461
(9)  Buttonwood Acres                               3,554,067          382,930        4,392,292          387,059
(9)  Solemar I                                      6,249,650          567,644        7,359,738          526,734
(2)  West Scenic                                    2,682,803          201,556        3,893,464          272,243
(2)  Greenwood Manor                                1,274,303           84,416        1,603,982            7,187
(2)  Henslee Heights                                1,576,676          107,068        2,035,034           14,106
(2)  Hereford Manor                                   959,608           70,391        1,319,817           10,683
(2)  Oakwood Manor                                  4,335,268          295,312        5,627,044          487,806
(2)  Robindale East                                 1,723,408          121,808        2,314,340          150,186
(12) Valley Arms                                    2,190,497          257,254        2,648,264           19,408
(2)  Malvern Manor                                  1,075,470           73,494        1,396,388            3,738
(2)  Southwest                                        959,990           68,995        1,310,896           14,288
(3)  Lancaster Manor Associates                     5,490,143          392,991        7,476,427           26,220
(16) Caroline Apartments                            1,336,368          122,239        1,804,976          438,385
(1)  Florence Apartments                            2,014,098          135,644        2,533,694          244,896
(1)  Saraland Apartments                            1,114,313           79,104        1,487,507       (1,565,473)
(1)  Bonnie Doone                                   1,289,963           89,034        1,649,278           22,016
(13) Pinewood Village (Conifer 317)                   935,760          110,658        1,229,121          196,087
(17) Conifer Village (Conifer 208)                  1,122,272           83,189        1,569,170          134,872
(13) Fircrest Manor (Conifer 307)                   1,122,333          133,179        1,479,049           99,119
(4)  Westminster Manor                              6,595,748          457,575        8,662,800          131,925
(4)  Northgate Townhouse                            5,164,398          336,820        6,280,710           50,574
(15) Pecan Park I                                   3,234,291          193,864        3,682,091            6,638
(15) Pecan Park II                                  3,115,500          187,760        3,481,597            6,138
(15) Bicentennial Square(d)                                 0        1,147,629        6,576,179       (7,723,808)
(15) Bellfort Arms                                  7,035,000        1,130,077        6,996,265            1,139
(8)  Hathaway Court                                 3,137,798          217,960        4,157,713          188,583
(5)  Lexington Village                              1,920,078          133,830        2,580,297          137,045
(5)  Ware Manor                                     1,531,361          108,955        2,079,603          116,889
(14) Summer Arms                                    1,750,903          123,135        2,381,092            1,457
(12) Cabarrus Arms                                  1,310,700          102,987        1,850,151          126,316
(1)  Sundown Apts.(Cloister)                        4,038,688          357,930        5,134,467          279,616
(5)  Tall Pines                                     1,934,269          166,974        2,657,152          222,016
(1)  Nottingham Woods                               2,607,665          185,145        3,556,877           78,004
(7)  Seymour O'Brien Manor                          1,128,713           77,893        1,483,726          267,871
(7)  Washington Highlands                           1,153,257           79,571        1,508,983          318,255
(7)  Vincennes Niblack                              2,605,921          184,718        3,502,697          689,403
(10) Nu Elm                                         1,454,368          100,552        1,913,293          305,407



                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                  Buildings and                       Accumulated
Subsidiary Partnership's Residential Property         Land        Improvements        Total          Depreciation
---------------------------------------------     ------------    ------------     ------------      ------------

(10) Pebble Creek                                  $266,942       $5,694,580       $5,961,522       $1,965,911
(1)  Knollwood I                                    311,807        6,083,032        6,394,839        2,450,002
(1)  Knollwood II                                   310,663        5,996,084        6,306,747        2,442,099
(1)  Knollwood III                                  310,257        6,034,603        6,344,860        2,438,891
(1)  Knollwood IV                                   210,423        4,080,339        4,290,762        1,654,148
(1)  Parklane II                                    228,684        4,445,076        4,673,760        1,798,283
(1)  Cedarbay                                       184,523        3,513,910        3,698,433        1,442,056
(6)  Northwoods III                                 183,789        3,493,141        3,676,930        1,426,358
(1)  Northpointe I(Shelton Beach)                   156,968        3,135,044        3,292,012        1,249,469
(1)  Northpointe II                                 118,651        2,298,950        2,417,601          925,564
(9)  Rockdale West                                  610,192        8,914,496        9,524,688        5,496,846
(9)  Buttonwood Acres                               382,930        4,779,351        5,162,281        2,969,889
(9)  Solemar I                                      567,644        7,886,472        8,454,116        2,651,680
(2)  West Scenic                                    201,556        4,165,707        4,367,263        1,729,741
(2)  Greenwood Manor                                 84,416        1,611,169        1,695,585          677,392
(2)  Henslee Heights                                107,068        2,049,140        2,156,208          731,902
(2)  Hereford Manor                                  70,391        1,330,500        1,400,891          501,926
(2)  Oakwood Manor                                  295,312        6,114,850        6,410,162        2,559,766
(2)  Robindale East                                 121,808        2,464,526        2,586,334          998,489
(12) Valley Arms                                    257,254        2,667,672        2,924,926          875,252
(2)  Malvern Manor                                   73,494        1,400,126        1,473,620          507,183
(2)  Southwest                                       68,995        1,325,184        1,394,179          554,569
(3)  Lancaster Manor Associates                     392,991        7,502,647        7,895,638        3,118,266
(16) Caroline Apartments                            122,239        2,243,361        2,365,600        1,176,059
(1)  Florence Apartments                            135,644        2,778,590        2,914,234        1,117,778
(1)  Saraland Apartments                                  0                0                0                0
(1)  Bonnie Doone                                    89,034        1,671,294        1,760,328          706,420
(13) Pinewood Village (Conifer 317)                 128,622        1,407,244        1,535,866          582,170
(17) Conifer Village (Conifer 208)                   81,264        1,705,967        1,787,231          757,696
(13) Fircrest Manor (Conifer 307)                   133,179        1,578,168        1,711,347          662,465
(4)  Westminster Manor                              457,575        8,794,725        9,252,300        3,666,647
(4)  Northgate Townhouse                            336,820        6,331,284        6,668,104        2,682,329
(15) Pecan Park I                                   193,864        3,688,729        3,882,593        1,530,085
(15) Pecan Park II                                  187,760        3,487,735        3,675,495        1,447,729
(15) Bicentennial Square(d)                               0                0                0                0
(15) Bellfort Arms                                1,130,077        6,997,404        8,127,481        2,924,945
(8)  Hathaway Court                                 217,960        4,346,296        4,564,256        2,648,352
(5)  Lexington Village                              133,830        2,717,342        2,851,172        1,609,210
(5)  Ware Manor                                     108,955        2,196,492        2,305,447        1,308,206
(14) Summer Arms                                    123,135        2,382,549        2,505,684        1,462,122
(12) Cabarrus Arms                                  102,987        1,976,467        2,079,454        1,147,028
(1)  Sundown Apts.(Cloister)                        357,930        5,414,083        5,772,013        3,203,029
(5)  Tall Pines                                     166,974        2,879,168        3,046,142        1,686,504
(1)  Nottingham Woods                               184,312        3,635,714        3,820,026        2,141,092
(7)  Seymour O'Brien Manor                           77,893        1,751,597        1,829,490          650,858
(7)  Washington Highlands                            79,571        1,827,238        1,906,809          614,852
(7)  Vincennes Niblack                              184,718        4,192,100        4,376,818        1,363,794
(10) Nu Elm                                         100,552        2,218,700        2,319,252          828,074


                                                                                             Life on which
                                                                                            Depreciation in
                                                                                             Latest Income
                                                    Date of                                  Statement is
Subsidiary Partnership's Residential Property     Construction              Acquired        Computed (b)(c)
---------------------------------------------     ------------            ------------      ---------------
(10) Pebble Creek                                      (c)                 Nov. 1984              27.5
(1)  Knollwood I                                       (c)                 Sept. 1984               30
(1)  Knollwood II                                      (c)                 Sept. 1984               30
(1)  Knollwood III                                     (c)                 Sept. 1984               30
(1)  Knollwood IV                                      (c)                 Sept. 1984               30
(1)  Parklane II                                       (c)                 Sept. 1984               30
(1)  Cedarbay                                          (c)                 Sept. 1984               30
(6)  Northwoods III                                    (c)                 Oct. 1984                30
(1)  Northpointe I(Shelton Beach)                      (c)                 Nov. 1984                30
(1)  Northpointe II                                    (c)                 Nov. 1984                30
(9)  Rockdale West                                     (c)                 Oct. 1984             15-27
(9)  Buttonwood Acres                                  (c)                 Oct. 1984                20
(9)  Solemar I                                         (c)                 Oct. 1984             15-27
(2)  West Scenic                                       (c)                 Dec. 1984                30
(2)  Greenwood Manor                                   (c)                 Dec. 1984                30
(2)  Henslee Heights                                   (c)                 Dec. 1984                35
(2)  Hereford Manor                                    (c)                 Dec. 1984                35
(2)  Oakwood Manor                                     (c)                 Dec. 1984                30
(2)  Robindale East                                    (c)                 Dec. 1984                30
(12) Valley Arms                                       (c)                 Dec. 1984                35
(2)  Malvern Manor                                     (c)                 Dec. 1984                35
(2)  Southwest                                         (c)                 Dec. 1984                30
(3)  Lancaster Manor Associates                        (c)                 Dec. 1984                30
(16) Caroline Apartments                               (c)                 Nov. 1984                28
(1)  Florence Apartments                               (c)                 Oct. 1984         27.5 - 40
(1)  Saraland Apartments                               (c)                 Oct. 1984                30
(1)  Bonnie Doone                                      (c)                 Nov. 1984                30
(13) Pinewood Village (Conifer 317)                    (c)                 Nov. 1984           15 - 30
(17) Conifer Village (Conifer 208)                     (c)                 Nov. 1984           20 - 30
(13) Fircrest Manor (Conifer 307)                      (c)                 Nov. 1984           20 - 30
(4)  Westminster Manor                                 (c)                 Oct. 1984                30
(4)  Northgate Townhouse                               (c)                 Oct. 1984                30
(15) Pecan Park I                                      (c)                 Dec. 1984                30
(15) Pecan Park II                                     (c)                 Dec. 1984           25 - 30
(15) Bicentennial Square(d)                            (c)                 Dec. 1984           30 - 40
(15) Bellfort Arms                                     (c)                 Nov. 1984                30
(8)  Hathaway Court                                    (c)                 Nov. 1984                20
(5)  Lexington Village                                 (c)                 Nov. 1984         12 - 27.5
(5)  Ware Manor                                        (c)                 Nov. 1984         15 - 27.5
(14) Summer Arms                                       (c)                 Nov. 1984                20
(12) Cabarrus Arms                                     (c)                 Nov. 1984                20
(1)  Sundown Apts.(Cloister)                           (c)                 Nov. 1984           15 - 20
(5)  Tall Pines                                        (c)                 Nov. 1984                20
(1)  Nottingham Woods                                  (c)                 Nov. 1984                20
(7)  Seymour O'Brien Manor                             (c)                 Oct. 1984              27.5
(7)  Washington Highlands                              (c)                 Oct. 1984              27.5
(7)  Vincennes Niblack                                 (c)                 Oct. 1984              27.5
(10) Nu Elm                                            (c)                 Oct. 1984              27.5

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
             Partnership Property Pledged as Collateral (Continued)

                                 MARCH 25, 1997


                                                                                                       Cost (a)
                                                                     Initial Cost to Partnership      Capitalized
                                                                     ---------------------------      Subsequent to
                                                                                  Buildings and       Acquisition:
Subsidiary Partnership's Residential Property     Encumbrances          Land       Improvements       Improvements
---------------------------------------------     ------------          ----       ------------       ------------
(3)   Casa Ramon                                    1,797,115          121,197        2,318,916          273,940
(10)  Hackley Village                               1,078,498           80,562        1,530,639            3,791
(10)  Huntley Associates I                          1,760,679          125,087        2,376,634          275,104
(10)  Huntley Associates II                         1,334,453           98,140        1,864,671          190,740
(1)   Decatur                                       1,985,213          135,554        2,531,304           40,365
(1)   Dickens Ferry                                 1,576,029          108,914        2,058,001          134,599
(15)  University Gardens                            1,788,125          127,004        2,288,254           36,097
(15)  Southside Villages                            1,977,175          135,624        2,508,705           18,324
(10)  Carlton Terrace                               7,921,213          755,304        8,627,605          116,679
(10)  Apollo Villa                                  2,633,557          229,304        2,903,658           46,834
(10)  Apollo Villa II                               6,542,845          577,304        7,260,975          151,018
(10)  Cranbrook Manor                               3,386,919          261,948        3,510,485          575,766
(10)  Oakbrook Villa                                8,377,144          411,597        9,143,169        2,569,197
                                                ------------       -----------     ------------      -----------
                                                $175,673,295       $14,730,719     $222,052,152      $ 3,301,775
                                                ============       ===========     ============      ===========


                                                 Gross Amount at which Carried At Close of Period
                                                 ------------------------------------------------
                                                                  Buildings and                       Accumulated
Subsidiary Partnership's Residential Property         Land        Improvements        Total          Depreciation
---------------------------------------------     ------------    ------------     ------------      ------------
(3)   Casa Ramon                                     121,197          2,592,856        2,714,053        1,059,614
(10)  Hackley Village                                 80,562          1,534,430        1,614,992          560,781
(10)  Huntley Associates I                           125,087          2,651,738        2,776,825          941,636
(10)  Huntley Associates II                           98,140          2,055,411        2,153,551          735,802
(1)   Decatur                                        135,554          2,571,669        2,707,223        1,081,470
(1)   Dickens Ferry                                  108,914          2,192,600        2,301,514          887,187
(15)  University Gardens                             127,004          2,324,351        2,451,355        1,173,874
(15)  Southside Villages                             135,624          2,527,029        2,662,653        1,260,480
(10)  Carlton Terrace                                755,304          8,744,284        9,499,588        4,542,932
(10)  Apollo Villa                                   229,304          2,950,492        3,179,796        1,536,570
(10)  Apollo Villa II                                577,304          7,411,993        7,989,297        3,868,694
(10)  Cranbrook Manor                                261,948          4,086,251        4,348,199        1,372,005
(10)  Oakbrook Villa                                 411,597         11,713,504       12,125,101        3,784,661
                                                 -----------       ------------     ------------     -----------
                                                 $13,519,192       $226,565,454     $240,084,646     $99,888,832
                                                 ===========       ============     ============     ===========

                                                                                             Life on which
                                                                                            Depreciation in
                                                                                             Latest Income
                                                    Date of                                  Statement is
Subsidiary Partnership's Residential Property     Construction              Acquired        Computed (b)(c)
---------------------------------------------     ------------            ------------      ---------------
(3)   Casa Ramon                                     (c)                   Oct. 1984              27.5
(10)  Hackley Village                                (c)                   Oct. 1984              27.5
(10)  Huntley Associates I                           (c)                   Oct. 1984          5 - 27.5
(10)  Huntley Associates II                          (c)                   Oct. 1984          5 - 27.5
(1)   Decatur                                        (c)                   Oct. 1984                30
(1)   Dickens Ferry                                  (c)                   Nov. 1984           15 - 30
(15)  University Gardens                             (c)                   Nov. 1984                25
(15)  Southside Villages                             (c)                   Nov. 1984                25
(10)  Carlton Terrace                                (c)                   Dec. 1984                25
(10)  Apollo Villa                                   (c)                   Dec. 1984                25
(10)  Apollo Villa II                                (c)                   Dec. 1984                25
(10)  Cranbrook Manor                                (c)                   Dec. 1984                40
(10)  Oakbrook Villa                                 (c)                   Dec. 1984                40


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

(d) On May 2, 1996 the property and the related assets and liabilities owned by Bicentennial were sold to a third party. See Note10 in Item 8, Financial Statements and Supplementary Data.

Geographic Locations: (1) Alabama, (2) Arkansas, (3) California, (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                              Cost of Property and Equipment                        Accumulated Depreciation
                                    ------------------------------------------------     -------------------------------------------
                                                                          Year Ended March 25,
                                    ------------------------------------------------------------------------------------------------
                                        1997              1996              1995             1997            1996            1995
                                    ------------      ------------      ------------     -----------     -----------     -----------
Balance at beginning of period      $243,918,076      $246,741,642      $245,188,485     $94,655,094     $88,235,454     $79,820,795
Additions during period:
  Improvements                         1,435,708         1,656,763         1,750,036
  Depreciation expense                 8,484,538         6,529,518         8,611,030
Deductions during period:
  Dispositions                         3,701,188           137,114           196,879       2,622,462         109,878         196,371
  Provision for impairment             1,567,950         4,343,215                 0         628,338               0               0
                                    ------------      ------------      ------------     -----------     -----------     -----------
Balance at close of period          $240,084,646      $243,918,076      $246,741,642     $99,888,832     $94,655,094     $88,235,454
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