Form 10-Q
period 1997-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1997-08-14
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1997


                                       OR


                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
------           15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



           Delaware                                            13-3228969
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                            10022
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ____

                                     PART I

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                               =============      =============
                                                  June 25,           March 25,
                                                    1997               1997
                                               -------------      -------------
ASSETS

Property and equipment at cost,
   net of accumulated depreciation
   of $101,997,546 and $99,888,832,
   respectively                                $ 138,337,114      $ 140,195,814
Cash and cash equivalents                          3,191,567          2,618,155
Cash - restricted for tenants'
   security deposits                               1,562,541          1,552,990
Mortgage escrow deposits                          10,880,166         11,055,072
Prepaid expenses and other assets                  1,698,891          1,740,633
                                               -------------      -------------
   Total assets                                $ 155,670,279      $ 157,162,664
                                               =============      =============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable                      $  91,371,991      $  92,002,763
   Purchase money notes payable
    (Note 2)                                      83,674,690         83,670,532
   Due to selling partners (Note 2)              101,576,143         99,414,749
   Accounts payable, accrued
    expenses and other liabilities                 3,649,710          3,370,928
   Tenants' security deposits payable              1,448,592          1,441,410
   Due to general partners of
    subsidiaries and their affiliates              1,804,369          1,737,269
   Due to general partners and
    affiliates                                     2,747,480          2,507,375
                                               -------------      -------------
    Total liabilities                            286,272,975        284,145,026
                                               -------------      -------------

Minority interest                                    112,066            116,611
                                               -------------      -------------

Commitments and contingencies
   (Note 5)

Partners' deficit:
   Limited partners                             (128,870,090)      (125,290,459)
   General partners                               (1,844,672)        (1,808,514)
                                               -------------      -------------
   Total partners' deficit                      (130,714,762)      (127,098,973)
                                               -------------      -------------

   Total liabilities and partners'
    deficit                                    $ 155,670,279      $ 157,162,664
                                               =============      =============


           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                              June 25,
                                                   ----------------------------
                                                       1997            1996*
                                                   ----------------------------
Revenues
   Rentals, net                                    $  8,905,977    $  8,983,663
   Other                                                305,435         388,974
                                                   ------------    ------------

   Total revenues                                     9,211,412       9,372,637
                                                   ------------    ------------

Expenses

   Administrative and management                      1,512,084       1,462,674
   Administrative and management-
    related parties (Note 3)                            863,225         579,410
   Operating                                          1,889,403       1,921,372
   Repairs and maintenance                            2,163,580       2,101,207
   Taxes and insurance                                1,053,007       1,196,924
   Interest                                           3,234,660       3,548,247
   Depreciation                                       2,108,714       2,114,351
                                                   ------------    ------------

   Total expenses                                    12,824,673      12,924,185
                                                   ------------    ------------

Net loss before minority interest                    (3,613,261)     (3,551,548)

Minority interest in income
 of subsidiaries                                         (2,528)           (255)
                                                   ------------    ------------

Net loss                                           $ (3,615,789)   $ (3,551,803)
                                                   ============    ============

* Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes In Partners' Deficit
                                   (Unaudited)


                            ===================================================
                                                  Limited           General
                                 Total            Partners          Partners
                            ---------------------------------------------------
Balance -
 March 26, 1997             $(127,098,973)     $(125,290,459      $  (1,808,514)

Net loss                       (3,615,789)        (3,579,631)           (36,158)
                            -------------      -------------      -------------

Balance -
 June 25, 1997              $(130,714,762)     $(128,870,090)     $  (1,844,672)
                            =============      =============      =============


           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                                   ============================
                                                        Three Months Ended
                                                             June 25,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------
Cash flows from operating activities:

Net loss                                           $(3,615,789)     $(3,551,803)
                                                   -----------      -----------
Adjustments to reconcile net
   loss to net cash provided
   by operating activities:
   Depreciation                                      2,108,714        2,114,351
   Minority interest in income
    of subsidiaries                                      2,528              255
   (Increase) decrease in cash-restricted
    for tenants' security deposits                      (9,551)           9,746
   Decrease in mortgage
    escrow deposits                                    174,906           93,153
   Decrease (increase) in prepaid
    expenses and other assets                           45,900           (8,617)
   Increase in due to selling partners               2,469,484        2,746,185
   Payments of interest to selling
    partners                                          (308,090)        (324,032)
   Increase in accounts payable,
    accrued expenses
    and other liabilities                              278,782           12,726
   Increase in tenants' security
    deposits payable                                     7,182            7,048
   Increase in due to general partners
    of subsidiaries and their affiliates                69,125                0
   Decrease in due to
    general partners of subsidiaries
    and their affiliates                                (2,025)         (95,380)
   Increase in due to general
    partners and affiliates                            240,105           56,544
                                                   -----------      -----------

   Total adjustments                                 5,077,060        4,611,979
                                                   -----------      -----------

   Net cash provided by operating
    activities                                       1,461,271        1,060,176
                                                   -----------      -----------



           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Three Months Ended
                                                              June 25,
                                                   ----------------------------
                                                       1997             1996
                                                   ----------------------------
Cash flows from investing activities:

   Acquisitions of property and
    equipment                                         (250,014)        (116,693)
                                                   -----------      -----------

Cash flows from financing activities:

   Principal payment of mortgage
    notes payable                                     (630,772)        (577,100)
   Decrease in minority interest                        (7,073)         (12,902)
                                                   -----------      -----------

   Net cash used in financing
    activities                                        (637,845)        (590,002)
                                                   -----------      -----------

Net increase in cash and cash
   equivalents                                         573,412          353,481
Cash and cash equivalents -
   beginning of period                               2,618,155        2,651,994
                                                   -----------      -----------
Cash and cash equivalents -
   end of period                                   $ 3,191,567      $ 3,005,475
                                                   ===========      ===========

Supplemental disclosures of noncash
  financing activities:

   Increase in purchase money
    notes payable due to the
    capitalization of prepaid
    expenses and other assets                      $     4,158      $         0




           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 1997 and 1996 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty and sixty-one subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of the General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

The Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $17,000 and $16,000 for the three months ended June 25, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)

Note 1 - General (continued)

normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1997 and the results of operations and cash flows for the three months ended June 25, 1997 and 1996. However, the operating results for the three months ended June 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled. The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of June 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at June 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 2 - Purchase Money Notes Payable (continued)

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $100,439,000 and $98,278,000 as of June 25, 1997 and March 25, 1997, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of June 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year and extension fees in the amount of $264,522 were incurred by the Partnership. Of such fees incurred, $210,968 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)

Note 2 - Purchase Money Notes Payable (continued)

uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $640,000 and $55,000 were made to the Partnership for the three months ended June 25, 1997 and 1996, respectively, of which approximately $384,000, and $0, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $2,071,000 were made to the Partnership during the three months ended June 25, 1997, none of which was used to pay principal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 1997 and 1996 were as follows:

                                                          Three Months Ended
                                                                June 25,
                                                       -------------------------
                                                         1997             1996
                                                       -------------------------
Partnership management fees (a)                        $285,500         $ 31,250
Expense reimbursement (b)                                90,469           47,576
Property management fees (c)                            466,256          479,584
Local administrative fee (d)                             21,000           21,000
                                                       --------         --------

                                                       $863,225         $579,410
                                                       ========         ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to $1,783,737 and $1,623,237 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions (continued))

the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $230,467 and $141,498 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $466,256 and $468,081 for the three months ended June 25, 1997 and 1996, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 and $11,503 for the three months ended June 25, 1997 and 1996, respectively.

(d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of approximately $6,027,000, resulting in a gain in the amount of approximately $6,100,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $6,000,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the second quarter coinciding with the Knollwoods' fiscal quarter which includes the date of sale.

Note 5 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures regarding the subsidiary partnerships which were in-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)

Note 5 - Commitments and Contingencies (continued)

cluded in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1997 (see Note 6 for a discussion of the sale of the property and related assets and liabilities of Northgate and Westminster).

Bonnie Doone Apartments, Ltd.

Bonnie Doone  Apartments,  Ltd.  ("Bonnie  Doone")  relies on continuance of the
Section 8 rent subsidy contracts which represented 56% of total revenue for the three months ended March 31, 1997. The current contracts expired on July 31, 1997 and were extended through September 30, 1997, after which renewal is uncertain. Management of Bonnie Doone intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Bonnie Doone was approximately $411,000 and $416,000 at June 25, 1997 and March 25, 1997, respectively, and the minority interest balance was $0 at each date. Bonnie Doone's net loss after minority interest amounted to approximately $5,000 and $6,000 for the three months ended June 25, 1997 and 1996, respectively.

Rockdale West at New Bedford and Solemar at South Dartmouth

On April 8, 1997, the Partnership entered an option agreement with Rockdale West at New Bedford ("Rockdale") and Solemar at South Dartmouth ("Solemar") whereby Rockdale and/or Solemar can purchase the Partnership's respective limited partnership interests for prices of approximately $1,066,000 and $902,000, respectively. The prices are each indexed for inflation and the associated Purchase Money Notes cannot be foreclosed upon during the term of the option agreement.

Note 6 - Subsequent Events

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,450,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to approximately $1,254,000, resulting in a gain in the amount of approximately $700,000. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to approximately $2,900,000, resulting in forgiveness of indebtedness income of approximately $2,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000. For financial reporting purposes this transaction will be reflected in the financial statement in the second

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 6 - Subsequent Events (continued)

quarter coinciding with Parklane's fiscal quarter which includes the date of sale.

     On August 1, 1997, the property and the related assets and liabilities of Northgate Townhouse Apartments ("Northgate ") were sold to a third party for approximately $4,000,000, resulting in a loss in the amount of approximately $300,000 and forgiveness of indebtedness income of approximately $200,000 as a result of forgiveness of amounts due to the general partner of Northgate. The Partnership used approximately $700,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $6,900,000, resulting in forgiveness of indebtedness income of approximately $6,200,000. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,400,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,100,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Northgate's fiscal quarter which includes the date of sale.

On August 1, 1997, the property and the related assets and liabilities of Westminster Manor Apartments ("Westminster") were sold to a third party for approximately $7,300,000, resulting in a gain in the amount of approximately $800,000 and forgiveness of indebtedness income of approximately $500,000 as a result of forgiveness of amounts due to the general partner of Westminster. The Partnership used approximately $2,700,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $8,300,000, resulting in forgiveness of indebtedness income of approximately $5,600,000. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,100,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,500,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Westminster's fiscal quarter which includes the date of sale.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for approximately $533,000, resulting in a loss in the amount of approximately $2,300,000 and forgiveness of indebtedness income of approximately $1,700,000 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $4,800,000, resulting in additional forgiveness of indebtedness income. Therefore, the entire forgiveness of indebtedness income realized by the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1997
                                   (Unaudited)


Note 6 - Subsequent Events (continued)

Partnership from this transaction is approximately $6,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,700,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Buttonwood's fiscal quarter which includes the date of sale.

On July 30, 1997, Lancaster Manor Associates, Ltd. solicited the holders of the associated Purchase Money Notes to a sale for a total price of $4,000,000. The offer expires August 14, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the three months ended June 25, 1997 and 1996, the Partnership received approximately $640,000 and $55,000, respectively, of cash flow distributions, of which approximately $384,000 and $0, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $2,071,000 were made to the Partnership during the three months ended June 25, 1997, none of which was used to pay principal and interest on the Purchase Money Notes. Accordingly, the General Partners advanced funds totaling approximately $206,000 at both June 25, 1997 and March 25, 1997 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,014,000 and $1,765,000 were accrued and unpaid as of June 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership may not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

During the three months ended June 25, 1997, cash and cash equivalents of the Partnership and its sixty consolidated Local Partnerships increased approximately $573,000. This increase was primarily due to cash provided by operating activities ($1,461,000) which exceeded an increase in property and equipment ($250,000) and repayments of mortgage notes payable ($631,000). Included in the adjustments to reconcile the net income to cash flow from operations is depreciation ($2,109,000).

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled. In addition, during the period May 7, 1997 through August 11, 1997, the properties and the related assets and liabilities of seven Local Partnerships and the Partnership's interest in one Local Partnership were sold to third parties and back to the Local Partnership, respectively and the associated Purchase Money Notes and accrued interest thereon were settled (see below). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of June 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at June 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $100,439,000 and $98,278,000 as of June 25, 1997 and March 25, 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of June 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to

December 1996) were extended for one year and extension fees in the amount of $264,522 were incurred by the Partnership. Of such fees incurred, $210,968 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

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

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of approximately $6,027,000, resulting in a gain in the amount of approximately $6,100,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $6,000,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

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

     On August 1, 1997, the property and the related assets and liabilities of Northgate Townhouse Apartments ("Northgate ") were sold to a third party for approximately $4,000,000, resulting in a loss in the amount of approximately $300,000 and forgiveness of indebtedness income of approximately $200,000 as a result of forgiveness of amounts due to the general partner of Northgate. The Partnership used approximately $700,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $6,900,000, resulting in forgiveness of indebtedness income of approximately $6,200,000. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,400,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,100,000.

On August 1, 1997, the property and the related assets and liabilities of Westminster Manor Apartments ("Westminster") were sold to a third party for approximately $7,300,000, resulting in a gain in the amount of approximately $800,000 and forgiveness of indebtedness income of approximately $500,000 as a result of forgiveness of amounts due to the general partner of Westminster. The Partnership used approximately $2,700,000 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $8,300,000, resulting in forgiveness of indebtedness income of approximately $5,600,000. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,100,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,500,000.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for approximately $533,000, resulting in a loss in the amount of approximately $2,300,000 and forgiveness of indebtedness income of approximately $1,700,000 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $4,800,000, resulting in additional forgiveness of indebtedness income.
Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,700,000.

On April 8, 1997, the Partnership entered into an option agreement with Rockdale West at New Bedford ("Rockdale") and Solemar at South Dartmouth ("Solemar") whereby Rockdale and/or Solemar can purchase the Partnership's respective limited partnership interests for prices of approximately $1,066,000 and $902,000, respectively. The prices are each indexed for inflation and the associated Purchase Money Notes cannot be foreclosed upon during the term of the option agreement.

On July 30, 1997, Lancaster Manor Associates, Ltd. solicited the holders of the associated Purchase Money Notes to a sale for a total price of $4,000,000. The offer expires August 14, 1997.

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

Results of Operations

Excluding Bicentennial, which sold its property on May 2, 1996, and administrative and management-related parties, the results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent for the three months ended June 25, 1997 as compared to the same period in 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 1% during the three months ended June 25, 1997 as compared to 1996. Excluding Bicentennial, rental income increased approximately 2% during the three months ended June 25, 1997 as compared to 1996 primarily due to rental rate increases.

Other income decreased approximately $84,000 for the three months ended June 25, 1997 as compared to 1996 primarily due to the receipt of insurance proceeds in the first quarter of 1996 relating to a fire claim at one Local Partnership and roof damage caused by a hurricane at another Local Partnership.

Total expenses excluding Bicentennial and administrative and management-related parties remained fairly consistent with an increase of less than 1% for the three months ended June 25, 1997 as compared to the same period in 1996.

Administrative and management-related parties increased approximately $284,000 for the three months ending June 25, 1997 as compared to the same period in 1996 primarily due to an increase in partnership management fees payable to the General Partners.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The litigation described in Note 5 to the financial statements contained in Part I, Item I is incorporated herein by reference.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

              27 Financial Data Schedule (filed herewith).

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                              By: RELATED BETA CORPORATION,
                                  a General Partner

Date:  August 8, 1997

                                  By:/s/ Alan P. Hirmes
                                     ---------------------------------
                                     Alan P. Hirmes,
                                     Vice President
                                     (principal financial officer)

Date:  August 8, 1997

                                  By:/s/ Richard A. Palermo
                                     ---------------------------------
                                     Richard A. Palermo,
                                     Treasurer
                                     (principal accounting officer)


                              By: ASSISTED HOUSING ASSOCIATES,
                                  INC., a General Partner

Date:  August 8, 1997

                                  By:/s/ Paul L. Abbott
                                     ---------------------------------
                                     Paul L. Abbott,
                                     President