Form 10-Q
period 1997-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1997-11-14
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1997

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                             13-3228969
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                             10022
 --------------------------------------                      -------------------
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

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                  ------------     ------------
                                                  September 25,      March 25,
                                                      1997             1997
                                                  ------------     ------------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $92,970,372 and $99,888,832,
  respectively                                    $119,829,876     $140,195,814
Cash and cash equivalents                            5,918,589        2,618,155
Cash - restricted for tenants'
  security deposits                                  1,427,768        1,552,990
Mortgage escrow deposits                            10,932,309       11,055,072
Prepaid expenses and other assets                    1,491,864        1,740,633
                                                  ------------     ------------
  Total assets                                    $139,600,406     $157,162,664
                                                  ============     ============
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                          $ 77,389,685     $ 92,002,763
  Purchase money notes payable
   (Note 2)                                         75,835,280       83,670,532
  Due to selling partners (Note 2)                  94,654,285       99,414,749
  Accounts payable, accrued
   expenses and other liabilities                    4,084,922        3,370,928
  Tenants' security deposits payable                 1,308,093        1,441,410
  Due to general partners of
   subsidiaries and their affiliates                 1,871,433        1,737,269
  Due to general partners and
   affiliates                                        2,911,569        2,507,375
                                                  ------------     ------------
   Total liabilities                               258,055,267      284,145,026
                                                  ------------     ------------
Minority interest                                       78,533          116,611
                                                  ------------     ------------
Commitments and contingencies
  (Note 5)

Partners' deficit:
  Limited partners                                (116,810,536)    (125,290,459)
  General partners                                  (1,722,858)      (1,808,514)
                                                  ------------     ------------
  Total partners' deficit                         (118,533,394)    (127,098,973)
                                                  ------------     ------------
  Total liabilities and partners'
   deficit                                        $139,600,406     $157,162,664
                                                  ============     ============


           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                       ==========================    ==========================
                           Three Months Ended            Six Months Ended
                              September 25,                September 25,
                       --------------------------    --------------------------
                          1997            1996*         1997           1996*
                       --------------------------    --------------------------
Revenues
  Rentals, net         $ 8,576,079    $ 8,931,514    $17,482,056    $17,915,177
  Other                    362,801        307,591        668,236        696,565
  Gain on sale of
   properties
   (Note 4)              7,042,619        661,027      7,042,619        661,027
                       -----------    -----------    -----------    -----------
  Total revenues        15,981,499      9,900,132     25,192,911     19,272,769
                       -----------    -----------    -----------    -----------
Expenses
  Administrative and
   management            1,624,777      1,335,540      3,136,861      2,798,214
  Administrative and
   management-
   related parties
   (Note 3)                847,444        570,971      1,710,669      1,150,381
  Operating              1,361,158      1,363,931      3,250,561      3,285,303
  Repairs and
   maintenance           2,168,380      2,368,992      4,331,960      4,470,199
  Taxes and
   insurance             1,064,879      1,222,443      2,117,886      2,419,367
  Interest               3,074,208      3,423,590      6,308,868      6,971,837
  Depreciation           2,009,741      2,125,391      4,118,455      4,239,742
                       -----------    -----------    -----------    -----------
  Total expenses        12,150,587     12,410,858     24,975,260     25,335,043
                       -----------    -----------    -----------    -----------
Net income (loss)
  before minority
  interest               3,830,912     (2,510,726)       217,651     (6,062,274)
Minority interest
  in income
  of subsidiaries         (173,069)        (1,541)      (175,597)        (1,796)
                       -----------    -----------    -----------    -----------
Income (loss) before
  extraordinary
  item                   3,657,843     (2,512,267)        42,054     (6,064,070)
Extraordinary
  item-forgiveness
  of indebtedness
  income (Note 4)        8,523,525     11,513,186      8,523,525     11,513,186
                       -----------    -----------    -----------    -----------
Net income             $12,181,368    $ 9,000,919    $ 8,565,579    $ 5,449,116
                       ===========    ===========    ===========    ===========

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes In Partners' Deficit
                                   (Unaudited)

                            ===================================================
                                                  Limited             General
                                 Total            Partners            Partners
                            ---------------------------------------------------
Balance -
 March 26, 1997             $(127,098,973)      $(125,290,459)      $(1,808,514)

Net income                      8,565,579           8,479,923            85,656
                            -------------       -------------       -----------

Balance -
 September 25,
 1997                       $(118,533,394)      $(116,810,536)      $(1,722,858)
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

                                                      =========================
                                                          Six Months Ended
                                                            September 25,
                                                      -------------------------
                                                         1997           1996*
                                                      -------------------------
Cash flows from operating activities:

Net income                                            $8,565,579     $5,449,116
                                                      -----------    ----------
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Gain on sale of properties (Note 4)                 (7,042,619)      (661,027)
  Extraordinary item-forgiveness of
   indebtedness income (Note 4)                       (8,523,525)   (11,513,186)
  Depreciation                                         4,118,455      4,239,742
  Minority interest in income
   of subsidiaries                                       175,597          1,796
  Decrease (increase) in cash-restricted
   for tenants' security deposits                        102,070         (9,225)
  Decrease (increase) in mortgage
   escrow deposits                                        55,377       (298,039)
  Decrease (increase) in prepaid
   expenses and other assets                             159,719       (386,630)
  Increase in due to selling partners                  4,781,714      5,395,163
  Payments of interest to selling
   partners                                           (1,267,940)    (1,083,117)
  Increase in accounts payable,
   accrued expenses
   and other liabilities                                 810,188        332,567
  (Decrease) increase in tenants' security
   deposits payable                                     (109,392)        18,859
  Increase in due to general partners
   of subsidiaries and their affiliates                  260,997          8,570
  Decrease in due to general partners
   of subsidiaries and their affiliates                 (103,863)      (107,507)
  Increase in due to general partners
   and affiliates                                        404,194        134,057
                                                      -----------    ----------
  Total adjustments                                    (6,179,028)   (3,927,977)
                                                      -----------    ----------

  Net cash provided by operating
   activities                                           2,386,551     1,521,139
                                                      -----------    ----------

*Reclassified for comparative purposes


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

                                                  =============================
                                                        Six Months Ended
                                                          September 25,
                                                  ----------------------------
                                                      1997             1996*
                                                  ----------------------------

Cash flows from investing activities:

  Proceeds from sale of properties                 24,146,567        1,650,000
  Improvements to property and
   equipment                                         (726,778)        (258,228)
                                                  -----------       ----------

  Net cash provided by investing
   activities                                      23,419,789        1,391,772
                                                  -----------       ----------

Cash flows from financing activities:

  Decrease in purchase money
   notes payable                                   (7,679,153)      (1,650,000)
  Principal payment of mortgage
   notes payable                                  (14,613,078)      (1,168,470)
  Decrease in minority interest                      (213,675)         (12,902)
                                                  -----------       ----------

  Net cash used in financing
   activities                                     (22,505,906)      (2,831,372)
                                                  -----------       ----------

Net increase in cash and cash
  equivalents                                       3,300,434           81,539
Cash and cash equivalents -
  beginning of period                               2,618,155        2,651,994
                                                  -----------       ----------
Cash and cash equivalents -
  end of period                                   $ 5,918,589       $2,733,533
                                                  ===========       ==========

Supplemental disclosures of noncash activities:

  Increase in purchase money
    notes payable due to the
    capitalization of prepaid
    expenses and other assets                     $    70,218       $    5,106



*Reclassified for comparative purposes

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

                                                    ===========================
                                                         Six Months Ended
                                                           September 25,
                                                    ---------------------------
                                                       1997             1996*
                                                    ---------------------------
  Forgiveness of indebtedness
   (Note 4):
   Decrease in purchase money
    note payable                                      (226,317)      (4,830,591)
   Decrease in due to selling
    partners                                        (8,274,238)      (5,681,011)
   Decrease in due to general
    partners of subsidiaries
    and their affiliates                               (22,970)        (697,780)
   Decrease in due to general
    partners and affiliates                                  0           (5,000)
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                              0         (298,804)
Summarized below are the
  components of the gain on
  sale of properties:
  Decrease in property and
   equipment, net of
   accumulated depreciation                         16,974,261        1,031,294
  Decrease in cash-restricted
   for tenants' security deposits                       23,152            3,925
  Decrease in prepaid expenses
   and other assets                                    159,268           39,846
  Decrease in mortgage
   escrow deposits                                      67,386                0
  Decrease in accounts payable,
   accrued expenses and
   other liabilities                                   (96,194)         (60,706)
  Decrease in tenants' security
   deposits payable                                    (23,925)         (25,386)

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 25, 1997 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships") five of which only have activity through the date of sale of their properties and related assets and liabilities during the period May 7, 1997 through June 30, 1997 (See Note 4). The consolidated financial statements for the six months ended September 25, 1996 include the account of Cambridge Advantaged Properties Limited Partnership and sixty-one subsidiary partnerships, one of which only has activity through the date of sale of its property and related assets and liabilities on May 2, 1996 (See Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and six months ended September 25, 1997 and 1996, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1997, the results of operations for the three and six months ended September 25, 1997 and 1996 and cash flows for the six months ended September 25, 1997 and 1996. However, the operating results for the six months ended September 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled.
 In addition, during the period May 7, 1997 through June 30, 1997, the properties and the related assets and liabilities of five Local Partnerships were sold to third parties and the associated Purchase Money Notes and accrued interest thereon were settled (see Note 4). The Purchase Money

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of September 25, 1997, the maturity dates of 43 Purchase Money Notes were extended for two years and the maturity dates of the purchase money notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at September 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $93,507,000 and $98,278,000 as of September 25, 1997 and March 25, 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of September 25, 1997, the maturity dates of 43 Pur-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


chase Money Notes were extended for two years and the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year. Extension fees in the amount of $330,582 were incurred by the Partnership of which, $277,028 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $936,000 and $697,000 were made to the Partnership for the six months ended September 25, 1997 and 1996, respectively, of which approximately $562,000, and $385,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $3,534,000 were made to the Partnership during the six months ended September 25, 1997, $400,000 of which was used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 1997 and 1996 were as follows:

                              ====================    ========================
                               Three Months Ended         Six Months Ended
                                  September 25,             September 25,
                              --------------------    ------------------------
                                1997        1996         1997          1996
                              --------------------    ------------------------
Partnership manage-
  ment fees (a)               $285,500    $ 31,250    $  571,000    $   62,500
Expense reimburse-
  ment (b)                      63,461      43,678       153,930        91,254
Property manage-
  ment fees (c)                477,483     475,043       943,739       954,627
Local adminis-
  trative fee (d)               21,000      21,000        42,000        42,000
                              --------    --------    ----------    ----------
                              $847,444    $570,971    $1,710,669    $1,150,381
                              ========    ========    ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to $2,069,237 and $1,623,237 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $105,462 and $141,498 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $477,483 and $471,467 and $943,739 and $939,548 for the three and six months ended September 25, 1997 and 1996, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 and $3,576 and $0

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


and $15,079 for the three and six months ended September 25, 1997 and 1996, respectively.

(d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

On May 2, 1996, the property and the related assets and liabilities of Bicentennial were sold to a third party for $1,700,000, resulting in a gain in the amount of $661,027 and forgiveness of indebtedness income of $11,513,186 as a result of forgiveness of the purchase money note payable and accrued interest thereon (which were obligations at the subsidiary partnership level), amounts due to HUD, and amounts due to general partners and affiliates.

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,262,462. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,990,729, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $780,157. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,932,796, resulting in forgiveness of indebtedness income of $2,532,796. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


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

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for approximately $533,000, resulting in a loss in the amount of approximately $2,300,000 and forgiveness of in-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


debtedness income of approximately $1,700,000 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $4,800,000, resulting in additional forgiveness of indebtedness income. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is approximately $6,500,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,700,000. For financial reporting purposes, this transaction will be reflected in the financial statements in the third quarter coinciding with Buttonwood's fiscal quarter which includes the date of sale.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1997. (See Note 4 for a discussion of the sale of the property and related assets and liabilities of Northgate and Westminster.)

Bonnie Doone Apartments, Ltd.
-----------------------------

Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represented 56% of total revenue for the three months ended March 31, 1997. The current contracts expired on July 31, 1997, however they were extended through September 30, 1997 and then renewed through July 31, 1998.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1997
                                   (Unaudited)


Rockdale West at New Bedford and Solemar at South Dartmouth
-----------------------------------------------------------

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

Lancaster Manor Associates, Ltd.
--------------------------------

On July 30, 1997, Lancaster Manor Associates, Ltd. solicited the holders of the associated Purchase Money Notes to a sale for a total price of $4,000,000. The offer expired on August 14, 1997, however it was extended in order to gain the unanimous consent of the noteholders and is still pending.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. During the six months ended September 25, 1997 and 1996, the Partnership received approximately $936,000 and $697,000, respectively, of cash flow distributions, of which approximately $562,000 and $385,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $3,534,000 were made to the Partnership during the six months ended September 25, 1997, $400,000 of which was used to pay principal and interest on the Purchase Money Notes. Accordingly, the General Partners advanced funds totaling approximately $206,000 at both September 25, 1997 and March 25, 1997 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,175,000 and $1,765,000 were accrued and unpaid as of September 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership may not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so.

During the six months ended September 25, 1997, cash and cash equivalents of the Partnership and its sixty consolidated Local Partnerships increased approximately $3,300,000. This increase was due to cash flow provided by operating activities ($2,387,000) and proceeds from the sale of property ($24,147,000) which exceeded a decrease in purchase money notes payable ($7,679,000), an increase in property and equipment ($727,000), a decrease in minority interests ($214,000) and repayments of mortgage notes payable ($14,613,000). Included in the adjustments to reconcile the net income to cash flow from operations is depreciation ($4,118,000).

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled. In addition, during the period May 7, 1997 through August 11, 1997, the properties and the related assets and liabilities of seven Local Partnerships and the Partnership's interest in one Local Partnership were sold to third parties and back to the Local Partnership, respectively, and the associated Purchase Money Notes and accrued interest thereon were settled (see below). The Purchase Money Notes provided for compound interest at rates which, in general, ranged from 9% to 10% per annum (except that the Purchase Money Note with respect to Cabarrus Arms Associates bears interest at 12% per annum) through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of September 25, 1997, the maturity dates of 43 Purchase Money Notes were extended for two years and the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for one year (see below). Purchase money notes at September 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $93,507,000 and $98,278,000 as of September 25, 1997 and March 25, 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of September 25, 1997, the maturity dates of 43 Purchase Money Notes were extended for two years and the maturity dates of the purchase money notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for one year. Extension fees in the amount of $330,582 were incurred by the Partnership of which $277,028 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

The local partnerships which receive government assistance are subject to low-income use restrictions which limit the owners ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

Funding for the 1996 Act is subject to appropriations by Congress. Congress did not allocate any funds for preservation for the 1998 fiscal year, effectively ending the preservation effort for the time being. Management is working with the local general partners in an effort to find alternative exit strategies.

Six of the Local Partnerships had entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor). The contracts were conditioned upon receipt of funding from HUD under the Preservation Acts and as of October 1997 HUD ceased funding this activity.

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,262,462. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,990,729, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,900,000.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $780,157. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to approximately $2,932,796, resulting in forgiveness of indebtedness income of $2,532,796. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

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

On July 30, 1997, Lancaster Manor Associates, Ltd. solicited the holders of the associated Purchase Money Notes to a sale for a total price of $4,000,000. The offer expired on August 14, 1997, however it was extended in order to gain the unanimous consent of the noteholders and is still pending.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, excluding Bicentennial, which sold its property on May 2, 1996, Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd. and Knollwood IV, Ltd. (together the "Knollwoods"), which sold their properties on May 7, 1997, Parklane II, Ltd., which sold its property on June 30, 1997, gain on sale of property, administrative and management-related parties and forgiveness of indebtedness income remained fairly consistent during the three and six months ended September 25, 1997 and 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 4% and 2% for the three and six months ended September 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods and Parklane, rental income increased less than 1% and approximately 1% for the three and six months ended September 25, 1997 as compared to 1996 primarily due to rental rate increases.

Other income increased approximately $55,000 for the three months ended September 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods and Parklane, such income increased approximately $85,000 primarily due to an underaccrual in 1996 of insurance reimbursements relating to damage caused by a hurricane at one Local Partnership and the overstatement of such income at one Local Partnership in the first quarter of 1996 which was corrected in the second quarter.

Total expenses excluding Bicentennial, the Knollwoods, Parklane, administrative and management and administrative and management-related parties remained fairly consistent with decreases of approximately 2% and 1% for the three and six months ended September 25, 1997 as compared to the same periods in 1996.

Administrative and management expenses increased approximately $289,000 and $339,000 for the three and six months ended September 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods and Parklane, such expenses increased approximately $165,000 and $264,000 primarily due to the amortization of fees incurred by the Partnership to extend the maturity dates of purchase money notes and an increase in legal expenses at one Local Partnership.

Administrative and management-related parties increased approximately $276,000 and $560,000 for the three and six months ending September 25, 1997 as compared to 1996 primarily due to an increase in partnership management fees payable to the General Partners.

Taxes and insurance expense decreased approximately $158,000 and $301,000, for the three and six months ended September 25, 1997 as compared to 1996 primarily due to decreases relating to Bicentennial, the Knollwoods and Parklane. Excluding Bicentennial, the Knollwoods and Parklane, such expenses remained fairly consistent with decreases of approximately $95,000 and $167,000. Interest expense decreased approximately $349,000 for the three months ended September 25, 1997 as compared to 1996 primarily due to decreases relating to Bicentennial, the Knollwoods and Parklane. Excluding Bicentennial, the Knollwoods and Parklane, such expenses decreased approximately $282,000.

A gain on sale of properties in the amounts of approximately $7,043,000 and $661,000 was recorded for both the three and six months ended September 25, 1997 and 1996, respectively, and forgiveness of indebtedness income in the amounts of approximately $8,524,000 and $11,513,000 were recorded for both the three and six months ended September 25, 1997 and 1996, respectively (see Note 4 to the Financial Statements).

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The litigation described in Note 6 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2.   Changes in Securities - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other information

          Paul L. Abbott, ceased to serve as President, Chief Executive Officer and Chief Financial Officer of Assisted Housing Associates, Inc., effective September 1, 1997. Effective September 1, 1997, Doreen D. Odell was elected President, Chief Executive Officer and Chief Financial Officer of Assisted Housing Associates, Inc.

          Affiliates of Related Beta Corporation and Assisted Housing Associates Inc., general partners of the Partnership, have entered into a Purchase Agreement pursuant to which Assisted Housing Associates Inc. agreed to sell and an affiliate of Related Beta Corporation agreed to purchase 100% of the stock of Assisted Housing Associates Inc. (the "Transfer"). Pursuant to the Partnership Agreement, the consent of Limited Partners is not required to approve the Transfer. The Partnership, Related Beta Corporation and Assisted Housing Associates Inc. intend to consummate the Transfer no later than December 31, 1997. There can be no assurance, however, when or if the Transfer will be consummated.

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

Date:  November 13, 1997

                                   By: /s/ Alan P. Hirmes
                                       ------------------
                                       Alan P. Hirmes,
                                       Vice President
                                       (principal financial officer)

Date:  November 13, 1997

                                   By: /s/ Richard A. Palermo
                                       ----------------------
                                       Richard A. Palermo,
                                       Treasurer
                                       (principal accounting officer)


                               By: ASSISTED HOUSING ASSOCIATES,
                                   INC., a General Partner

Date:  November 13, 1997

                                   By: /s/ Doreen D. Odell
                                       -------------------
                                       Doreen D. Odell,
                                       President, Chief Executive Officer
                                       and Chief Financial Officer