Form 10-Q
period 1997-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1998-02-03
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1997

                                       OR

  ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                          13-3228969
      -------------------------------           -------------------
      (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)           Identification No.)


   625 Madison Avenue, New York, New York              10022
  ----------------------------------------          ----------
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

                                     PART I

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                        ------------   -----------
                                        December 25,    March 25,
                                            1997          1997
                                        ------------   -----------
ASSETS
Property and equipment at cost,
  net of accumulated depreciation
  of $84,878,305 and $99,888,832,
  respectively                         $107,250,145   $140,195,814
Cash and cash equivalents                 4,485,980      2,618,155
Cash - restricted for tenants'
  security deposits                       1,282,227      1,552,990
Mortgage escrow deposits                 10,681,832     11,055,072
Prepaid expenses and other assets         1,553,692      1,740,633
                                       ------------   ------------
  Total assets                         $125,253,876   $157,162,664
                                       ============   ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable              $  69,460,543  $  92,002,763
  Purchase money notes payable
   (Note 2)                              68,171,450     83,670,532
  Due to selling partners (Note 2)       83,987,598     99,414,749
  Accounts payable, accrued
   expenses and other liabilities         3,423,751      3,370,928
  Tenants' security deposits payable 1,179,726 1,441,410 Due to general partners of subsidiaries and their affiliates 1,282,630 1,737,269 Due to general partners and
   affiliates                             1,300,904      2,507,375
                                       ------------   ------------
   Total liabilities                    228,806,602    284,145,026
                                       ------------   ------------
Minority interest                            69,495        116,611
                                       ------------   ------------
Commitments and contingencies
  (Note 5)

Partners' deficit:
  Limited partners                     (102,048,475)  (125,290,459)
  General partners                       (1,573,746)    (1,808,514)
                                       ------------   ------------
  Total partners' deficit              (103,622,221)  (127,098,973)
                                       ------------   ------------
  Total liabilities and partners'
   deficit                             $125,253,876   $157,162,664
                                       ============   ============


           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                    ------------------------    ---------------------------
                       Three Months Ended            Nine Months Ended
                            December 31,                December 31,
                    ------------------------    ---------------------------
                       1997          1996*          1997            1996*
                    ------------------------    ---------------------------
REVENUES
Rentals, net        $7,308,300    $8,796,129    $24,790,356     $26,711,306
Other                  300,581       414,947        968,817       1,111,512
Gain (loss) on      (1,191,221)            0      5,851,398         661,027
  sale of           ----------    ----------    -----------     -----------
  properties
  (Note 4)
Total revenues       6,417,660     9,211,076     31,610,571      28,483,845
                    ----------    ----------    -----------     -----------
EXPENSES
Administrative       1,280,817     1,307,219      4,417,678       4,105,433
  and
  management
Administrative         755,587     1,344,182      2,466,256       2,494,563
  and management-
  related parties
  (Note 3)
Operating            1,243,896     1,457,170      4,494,457       4,742,473
Repairs and          1,757,672     2,556,751      6,089,632       7,026,950
  maintenance
Taxes and              961,656     1,198,401      3,079,542       3,617,768
  insurance
Interest             2,284,590     3,386,427      8,593,458      10,358,264
Depreciation         1,666,978     2,113,050      5,785,433       6,352,792
                    ----------    ----------    -----------     -----------
Total expenses       9,951,196    13,363,200     34,926,456      38,698,243
                    ----------    ----------    -----------     -----------
Net loss before     (3,533,536)   (4,152,124)    (3,315,885)    (10,214,398)
  minority
  interest
Minority
  interest in            8,986          (551)      (166,611)         (2,347)
  (income) loss     ----------    ----------    -----------     -----------
  of subsidiaries
Loss before         (3,524,550)   (4,152,675)    (3,482,496)    (10,216,745)
  extraordinary
  item
Extraordinary       18,435,723             0     26,959,248      11,513,186
  item-forgiveness  ----------    ----------    -----------     -----------
  of indebtedness
  income (Note 4)
Net income         $14,911,173   $(4,152,675)   $23,476,752      $1,296,441
  (loss)           ===========   ===========    ===========      ==========


*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes In Partners' Deficit
                                   (Unaudited)

                     ----------------------------------------------
                                         Limited        General
                         Total           Partners       Partners
                     ----------------------------------------------
Balance -
 March 26, 1997      $(127,098,973)   $(125,290,459)   $(1,808,514)

Net income              23,476,752       23,241,984        234,768
                     -------------     ------------    -----------

Balance -
 December 25,
 1997                $(103,622,221)   $(102,048,475)   $(1,573,746)
                     =============     ============     ==========


           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (Unaudited)

                                            --------------------------
                                                  Nine Months Ended
                                                     December 25,
                                            --------------------------
                                                1997           1996*
                                            --------------------------
Cash flows from operating activities:

Net income                                  $23,476,752     $1,296,441
                                            -----------     ----------
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Gain on sale of properties (Note 4)        (5,851,398)      (661,027)
  Extraordinary item-forgiveness of
   indebtedness income (Note 4)             (26,959,248)   (11,513,186)
  Depreciation                                5,785,433      6,352,792
  Minority interest in income
   of subsidiaries                              166,611          2,347
  Decrease (increase) in cash-restricted
   for tenants' security deposits               118,126        (31,300)
  Increase in mortgage
   escrow deposits                             (249,301)      (552,248)
  Decrease (increase) in prepaid
   expenses and other assets                     65,895       (651,610)
  Increase in due to selling partners         6,676,785      7,995,535
  Payments of interest to selling
   partners                                  (1,589,146)    (1,410,091)
  Increase in accounts payable,
   accrued expenses
   and other liabilities                         58,545        816,643
  (Decrease) increase in tenants' security
   deposits payable                            (112,572)        18,257
  Increase in due to general partners
   of subsidiaries and their affiliates         449,272          6,998
  Decrease in due to general partners
   of subsidiaries and their affiliates        (715,151)       (96,043)
  (Decrease) increase in due to
   general partners and affiliates           (1,206,471)       750,624
                                            -----------     ----------
  Total adjustments                         (23,362,620)     1,027,691
                                            -----------     ----------
  Net cash provided by operating
   activities                                   114,132      2,324,132
                                            -----------     ----------


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

                                             -------------------------
                                                 Nine Months Ended
                                                    December 25,
                                             -------------------------
                                                1997           1996*
                                             -------------------------
Cash flows from investing activities:

  Proceeds from sale of properties           35,060,033      1,650,000
  Improvements to property and
   equipment                                 (1,144,590)      (530,429)
                                            -----------     ----------

  Net cash provided by investing
   activities                                33,915,443      1,119,571
                                            -----------     ----------

Cash flows from financing activities:

  Decrease in purchase money
   notes payable                            (11,075,984)    (1,294,220)
  Principal payment of mortgage
   notes payable                            (20,872,039)    (1,766,010)
  Decrease in minority interest                (213,727)       (19,212)
                                            -----------     ----------
  Net cash used in financing
   activities                               (32,161,750)    (3,079,442)
                                            -----------     ----------

Net increase in cash and cash
  equivalents                                 1,867,825        364,261
Cash and cash equivalents -
  beginning of period                         2,618,155      2,651,994
                                            -----------     ----------
Cash and cash equivalents -
  end of period                              $4,485,980     $3,016,255
                                            ===========     ==========

Supplemental disclosures of noncash
  activities:

  Increase in purchase money
   notes payable due to the
   capitalization of prepaid expenses
   and other assets                          $  167,498     $        0



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

                                        ---------------------------
                                              Nine Months Ended
                                                 December 25,
                                        ---------------------------
                                            1997            1996*
                                        ---------------------------
  Forgiveness of indebtedness
   (Note 4):
   Decrease in purchase money
    note payable                         (4,590,596)    (4,830,591)
   Decrease in due to selling
    partners                            (20,514,790)    (5,681,011)
   Decrease in mortgage notes
    payable                              (1,670,181)             0
   Decrease in due to general
    partners of subsidiaries
    and their affiliates                   (183,681)      (697,780)
   Decrease in due to general
    partners and affiliates                       0         (5,000)
   Decrease in accounts payable,
    accrued expenses and other
    liabilities                                   0       (298,804)
Summarized below are the
  components of the gain on
  sale of properties:
  Decrease in property and
   equipment, net of
   accumulated depreciation              28,304,826      1,031,294
  Decrease in cash-restricted
   for tenants' security deposits           152,637          3,925
  Decrease in prepaid expenses
   and other assets                         288,544         39,846
  Decrease in mortgage
   escrow deposits                          622,541              0
  Decrease in accounts payable,
   accrued expenses and
   other liabilities                         (5,722)       (60,706)
  Decrease in tenants' security
   deposits payable                        (149,112)       (25,386)
  Decrease in due to general
   partners of subsidiaries
   and their affiliates                      (5,079)             0

*Reclassified for comparative purposes

           See Accompanying Notes to Consolidated Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 25, 1997 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and sixty subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships") seven of which only have activity through the date of sale of their properties and related assets and liabilities during the period May 7, 1997 through August 1, 1997 and one of which only has activity through the date of sale of the Partnership's interest on August 11, 1997 (See Note 4). The consolidated financial statements for the nine months ended December 25, 1996 include the account of Cambridge Advantaged Properties Limited Partnership and sixty-one subsidiary partnerships, one of which only has activity through the date of sale of its property and related assets and liabilities on May 2, 1996 (See Note 4). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and nine months ended December 25, 1997 and 1996, respectively. The

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1997. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 1997, the results of operations for the three and nine months ended December 25, 1997 and 1996 and cash flows for the nine months ended December 25, 1997 and 1996. However, the operating results for the nine months ended December 25, 1997 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1997 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled. In addition, during the period May 7, 1997 through August 11, 1997, the properties and the related assets and liabilities of seven Local Partnerships and the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Partnership's interest in one Local Partnership were sold to third parties and back to the Local Partnership, respectively, and the associated Purchase Money Notes and accrued interest thereon were settled (see Note 4). The Purchase Money Notes generally provide for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of December 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money notes at December 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $82,840,000 and $98,278,000 as of December 25, 1997 and March 25, 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partner-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

ships). As of December 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years. Extension fees in the amount of $467,262 were incurred by the Partnership of which, $374,308 was accrued and added to the balance of the respective Purchase Money Notes in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with some of the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $955,000 and $712,000 were made to the Partnership for the nine months ended December 25, 1997 and 1996, respectively, of which approximately $573,000, and $394,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $14,210,000 were made to the Partnership during the nine months ended December 25, 1997, $3,797,000 of which was used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 1997 and 1996 were as follows:

                       Three Months Ended        Nine Months Ended
                           December 25,             December 25,
                      --------------------    -----------------------
                        1997        1996          1997         1996
                      --------------------    -----------------------
Partnership           $285,500  $  794,000    $  856,500   $  856,500
management fees (a)
Expense reim-           21,000      51,705       174,930      142,959
bursement (b)
Property man-          429,087     478,477     1,372,826    1,433,104
agement fees (c)
Local adminis-          20,000      20,000        62,000       62,000
trative fee (d)       --------  ----------    ----------   ----------
                      $755,587  $1,344,182    $2,466,256   $2,494,563
                      ========  ==========    ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $706,000 and $1,623,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $126,000 and $141,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $429,087 and $478,477 and

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

$1,372,826 and $1,418,025 for the three and nine months ended December 25, 1997 and 1996, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 and $0 and $0 and $15,079 for the three and nine months ended December 25, 1997 and 1996, respectively.

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

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $780,157. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,932,796, resulting in forgiveness of indebtedness income of $2,532,796. For tax pur-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

poses, the entire gain to be realized by the Partnership is anticipated to be approximately $4,800,000.

On August 1, 1997, the property and the related assets and liabilities of Northgate Townhouse Apartments ("Northgate ") were sold to a third party for $3,981,580 resulting in a loss in the amount of $370,266 and forgiveness of indebtedness income of $160,711 as a result of forgiveness of amounts due to the general partner of Northgate. The Partnership used $712,653 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $6,910,594, resulting in forgiveness of indebtedness income of $6,197,941. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $6,358,652. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,100,000.

On August 1, 1997, the property and the related assets and liabilities of Westminster Manor Apartments ("Westminster") were sold to a third party for $7,318,420, resulting in a gain in the amount of $1,376,563. The Partnership used $2,684,178 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $8,270,497, resulting in forgiveness of indebtedness income of $5,586,319. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,500,000.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $2,197,518 and forgiveness of indebtedness income of $1,670,181 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $4,820,571, resulting in additional forgiveness of indebtedness income. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction is $6,490,752. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,700,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

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

Lancaster Manor Associates, Ltd.

On July 30, 1997, Lancaster Manor Associates, Ltd. ("Lancaster") solicited the holders of the associated Purchase Money Notes to a sale for a total price of $4,000,000. The offer expired on August 14, 1997, however it was extended in order to gain the unanimous consent of the noteholders and is still pending. Lancaster is attempting to refinance the property by paying the HUD loan and obtaining additional mortgage proceeds. The refinancing proceeds will be utilized to pay HUD in full and satisfy the Purchase Money Notes at a discount.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 1997
                                   (Unaudited)

Note 6 - Subsequent Events

Park of Pecan I & II

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with Trinity Partners, an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The closing is expected to occur during March 1998. However no assurance can be given that the closing will occur.

Shelton Beach Apartments and Northpointe II

On January 27, 1998, the Partnership reached an agreement with the holders of the Purchase Money Notes of Shelton Beach Apartments and Northpointe II whereby the maturity dates of the Notes are extended for 5 additional years in exchange for paying the Noteholders a total of 70% of the properties cash flow which is an increase from the current 60% payment from cash flow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet the obligations of the Partnership. During the nine months ended December 25, 1997 and 1996, the Partnership received approximately $955,000 and $712,000, respectively, of cash flow distributions, of which approximately $573,000 and $394,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $14,210,000 were made to the Partnership during the nine months ended December 25, 1997, $3,797,000 of which was used to pay principal and interest on the Purchase Money Notes. Accordingly, the General Partners advanced funds totaling approximately $0 and $206,000 at December 25, 1997 and March 25, 1997 to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $832,000 and $1,765,000 were accrued and unpaid as of December 25, 1997 and March 25, 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership may not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. However, in connection with the Related General Partners acquisition of the interest of Assisted Housing Associates, Inc., as noted in Item 5., the Partnership utilized certain net proceeds from the sale of properties to repay a portion of accrued amounts owed to the General Partners.

During the nine months ended December 25, 1997, cash and cash equivalents of the Partnership and its sixty consolidated Local Partnerships increased approximately $1,868,000. This increase was due to cash flow provided by operating activities ($114,000) and proceeds from the sale of property ($35,060,000) which exceeded a decrease in purchase money notes payable ($11,076,000), an increase in property and equipment ($1,145,000), a decrease in minority interests ($214,000) and repayments of mortgage notes payable ($20,872,000). The gross amount of cash provided by operating activities was reduced by the payment of certain accrued and unpaid management fees to the General Partners. Included in the adjustments to reconcile the net income to cash flow provided by operations are gain on sale of properties ($5,851,000), forgiveness of indebtedness income ($26,959,000) and depreciation ($5,785,000).

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. On May 2, 1996 the property owned by Bicentennial was sold to a third party and the associated purchase money note and accrued interest thereon, which were obligations at the subsidiary partnership level, were canceled. In addition, during the period May 7, 1997 through August 11, 1997, the properties and the related assets and liabilities of seven Local Partnerships and the Partnership's interest in one Local Partnership were sold to third parties and back to the Local Partnership, respectively, and the associated Purchase Money Notes and accrued interest thereon were settled (see below). The Purchase Money Notes generally provide for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of December 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money notes at December 25, 1997 and March 25, 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996 (unless extended by the Partnership), will not be in default during the basic term (generally twelve years) if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the due date of the note. Continued accrual of such interest beyond the initial term, without payment, would reduce the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $82,840,000 and $98,278,000 as of December 25, 1997 and March 25, 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership may elect, upon the payment of an extension fee of 1/2% per annum of the outstanding principal amount, to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). As of December 25, 1997, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years. Extension fees in the amount of $467,262 were incurred by the Partnership of which $374,308 was accrued and added to the balance of the respective Purchase Money Notes in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with some of the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

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

Six of the Local Partnerships had entered into contracts of sale (Villa Apollo and Villa Apollo #2, Carlton Terrace, Cranbrook Manor, Oakbrook Villa and Lancaster Manor). The contracts were conditioned upon receipt of funding from HUD under the Preservation Acts and as such, the contracts have since lapsed.

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with Trinity Partners, an unaffiliated third party for a purchase price of $5,275,000. The closing is expected to occur during March 1998. However no assurance can be given that the closing will occur.

On January 27, 1998, the Partnership reached an agreement with the holders of the Purchase Money Notes of Shelton Beach Apartments and Northpointe II whereby the maturity dates of the Notes are extended for 5 additional years in exchange for paying the Noteholders a total of 70% of the properties cash flow which is an increase from the current 60% payment from cash flow.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

For a discussion of the Partnership's sale of properties see Note 4 to the financial statements.

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

Results of Operations

The results of operations of the Partnership, as well as the local partnerships, excluding Bicentennial, which sold its property on May 2, 1996, Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd. and Knollwood IV, Ltd. (together the "Knollwoods"), which sold their properties on May 7, 1997, Parklane II, Ltd., which sold its property on June 30, 1997 Northgate Townhouse Apartments ("Northgate") and Westminster Manor Apartments ("Westminster"), which sold there properties on August 1, 1997 and Buttonwood Acres, which sold its Local Partnership's interest on August 11, 1997, gain on sale of property, administrative and management-related parties and forgiveness of indebtedness income remained fairly consistent during the three and nine months ended December 25, 1997 and 1996. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 17% and 7% for the three and nine months ended December 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods, Parklane, Buttonwood, Northgate and Westminster rental income decreased less than 1% and increased approximately 1% for the three and nine months ended December 25, 1997 as compared to 1996 primarily due to rental rate increases.

Other income decreased approximately $114,000 and $143,000 for the three and nine months ended December 25, 1997 as compared to 1996. Excluding Bincentennial, the Knollwoods, Parklane, Buttonwood, Northgate and Westminster, such income decreased approximately $56,000 and $41,000 primarily due to an insurance reimbursements relating to damage caused by a hurricane at one Local Partnership in 1996.

Total expenses excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, administrative and management, administrative and management-related parties and repairs and maintenance remained fairly consistent with decreases of approximately 5% and 1% for the three and nine months ended December 25, 1997 as compared to 1996.

Administrative and management expenses increased approximately $312,000 for the nine months ended December 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such expenses increased approximately $359,000 primarily due to the amortization of fees incurred by the Partnership to extend the maturity dates of purchase money notes, an increase in legal fees incurred by the Partnership and an increase in legal expenses at one Local Partnership.

Administrative and management-related parties decreased approximately $589,000 for the three months ending December 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such expenses decreased approximately $508,000 primarily due to a decrease in partnership management fees payable to the General Partners.

Repairs and maintenance expense decreased approximately $799,000 and $937,000 for the three and nine months ended December 25, 1997 as compared to 1996. Excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such expenses decreased approximately $386,000 and increased approximately $4,000. The decrease for the three months ended December 25, 1997 was primarily due to roof repairs and the exterior painting of the building at two Local Partnerships in 1996, respectively, as well as small increases at four Local Partnerships in the second quarter of 1997.

Taxes and insurance expense and interest expense decreased approximately $237,000 and $1,102,000 and $538,000 and $1,765,000, respectively, for the three and nine months ended December 25, 1997 as compared to 1996 primarily due to decreases relating to Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such expenses remained fairly consistent with decreases of approximately $92,000 and $35,000 and $214,000 and $54,000, respectively. Operating and depreciation expense decreased approximately $213,000 and $446,000 for the three months ended December 25, 1997 as compared to 1996 primarily due to decreases relating to Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such expenses decreased approximately $96,000 and $118,000.

A gain (loss) on sale of properties in the amounts of approximately ($1,191,000) and $0 and $5,851,000 and $661,000 were recorded for the three and nine months ended December 25, 1997 and 1996, respectively, and forgiveness of indebtedness income in the amounts of approximately $18,436,000 and $0 and $26,959,000 and $11,513,000 were recorded for the three and nine months ended December 25, 1997 and 1996, respectively (see Note 4 to the Financial Statements).

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The litigation described in Note 6 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information

        On November 25, 1997, an affiliate of Related Beta Corporation ("RBC") the general partner of the Partnership, purchased 100% of the stock of Assisted Housing Associates, Inc. ("AHA"), the other general partner of the Partnership (the "Transfer"). In addition to the Transfer, an affiliate of RBC also acquired AHA's general partner interest in Cambridge Advantaged Properties Limited Partnership, the special limited partner of the Partnership. Pursuant to the Partnership's Amended and Restated Partnership Agreement, the consent of the limited partners was not required to approve the Transfer. In connection with the Transfer, the Partnership paid to AHA the accrued asset management fees owed to AHA in the aggregate amount of $1,334,116. See Note 3 - Related Party Transactions to the Financial Statements included in Part I of this Form 10-Q.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             27   Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K - A report on Form 8-K dated November 25, 1997 was filed by the Partnership on December 5, 1997 which reported in Item 1. the Transfer referred to in Item 5. Other Information of this Form 10-Q.

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

Date:  February 3, 1998

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                (principal financial officer)

Date:  February 3, 1998

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)


                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  February 3, 1998

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 Vice President
                                 (principal financial officer)

Date:  February 3, 1998

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)