Form 10-K
period 1998-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1998-06-17
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1998
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                      13-3228969
        -------------                                      ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

625 Madison Avenue, New York, New York                           10022
--------------------------------------                           -----
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE
       None
Index to exhibits may be found on page 225
Page 1 of 236

                                      PART I

Item 1.  Business.

General

Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special limited partner of the Partnership. In connection with the Transfer, the Partnership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. above.

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

Investment Objectives/Government Incentives

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

Further information concerning the Government Assistance Programs in which the Local Partnerships participate is contained in the Prospectus under the heading "Government Programs." See Item 2, Properties, below.

Investments

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 52 remaining subsidiary partnerships.

Each Local Partnership also has a special limited partner (the "Local Affiliated Partner") either C/R Special Partnership or another affiliate of the General Partners, which, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to the Local Affiliated Partner rather than the Partnership so as to avoid claims that by the existence or exercise of such rights, the Partnership was taking part in the control of the Local Limited Partnerships' operations and should thereby incur liability as a General Partner of the Local Partnerships. The Local Affiliated Partner has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

Purchase Money Notes

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money notes at March 25, 1998 and 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the initial term, as extended, will not be in default during the initial term, as extended, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $85,000,000 and $98,000,000 as of March 25, 1998 and 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the partnership incurred an extension fee of 1/2% per annum of the outstanding principle balance of the notes. Through March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years and extension fees in the amount of $795,643 were incurred by the Partnership. Such notes are now due with maturity dates ranging from August to December 1998. Of such fees incurred, $648,126 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $1,474,000, $1,410,000 and $1,390,000 were made to the Partnership during each of the years ended March 25, 1998, 1997 and 1996, respectively, of which approximately $883,000, $813,000 and $834,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $144,000, $117,000 and $105,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $1,031,000, $1,744,000 and $1,709,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1997, 1996, and 1995 Fiscal Years, respectively.

Tax Matters

The Tax Reform Act of 1986 (the "TRA") provides that as of 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' contracts with HUD, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the underlying properties in the Partnership's portfolio.

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

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property entered into a purchase and sale agreement on April 30, 1998.

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

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

Sales of Underlying Properties/Local Partnership Interests

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

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,158,870. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,621,969, resulting in forgiveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $830,182. The Partnership used $450,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of $2,371,789.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000 resulting in a loss in the amount of $824,647. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $6,910,594.

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, resulting in a loss in the amount of $1,139,486. No proceeds were sold to settle the associated Purchase Money Notes and accrued interest resulted in forgiveness of indebtedness income of $8,270,497.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $343,493. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $4,820,571.

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The contract has since been amended to reflect a lower price adjustment and $600,000 in tax exempt bonds to the Partnership. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

On April 30, 1998, the Oakbrook Villa partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $8,250,000. The closing is expected to occur during July 1998. However, no assurance can be given that the closing will occur.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 resulting in a loss in the amount of approximately $125,000. No proceeds were used to settle the associated purchase money notes accrued interest which had a total outstanding balance of approximately $6,803,000.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 19% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owners equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

Item 2.  Properties.

As of March 25, 1998, the Partnership holds a 98.99% limited partnership interest in each of fifty-two Local Partnerships, which own fifty-two Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 1998, the properties and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership's Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. Through the fiscal year ended March 25, 1998, the properties and the related assets and liabilities owned by six subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively (see Item 7. below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See
Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (10), Arkansas (8), California (2), Florida
(1), Georgia (3), Indiana (3), Kentucky (1), Massachusetts (2), Michigan (9), Missouri (1), North Carolina (2), Oregon (2), South Carolina (1), Texas (5), Virginia (1) and Washington (1).

The 52 Apartment Complexes owned by the Local Partnerships at March 25, 1998 contain a total of 6,280 rental units. The largest of the Apartment Complexes consists of 352 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

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

                           LOCAL PARTNERSHIP SCHEDULE

                                         Government
                                          Assistance           Percentage of Units
Name and Location             Year           HUD            Occupied at December 31,
(Number of Units)         Completed    Programs(a)  1997   1996  1995   1994  1993
-----------------         ---------    -----------  ----   ----  ----   ----  ----
Knollwood I                  1978     ss.221(d)(4)  (e)     96%    98%   98%    97%
Mobile, AL (192)
Knollwood II                 1979     ss.221(d)(4)  (e)     99%    99%   99%    97%
Mobile, AL (192)
Knollwood III                1981     ss.221(d)(4)  (e)     99%    99%   99%    96%
Mobile, AL (192)
Knollwood, IV                1983     ss.221(d)(4)  (e)     98%    97%   97%    96%
Mobile, AL (128)
Parklane II                  1977     ss.221(d)(4)  (e)     99%    98%   97%    99%
Mobile, AL(140)
Cedarbay                     1981     ss.221(d)(4)   88%    84%    89%   90%    93%
Mobile, AL(112)
Northwoods III Apts.         1982     ss.221(d)(4)   96%    96%    99%   97%    97%
Pensacola, FL (112)
Westminster Manor Apts.      1972     ss.221(d)(4)  (f)     97%    97%   97%    96%
Arvada, CO (280)                               HAP
Northgate Townhouse Apts.    1977     ss.221(d)(4)  (f)     99%    95%   96%    98%
Thornton, CO (184)                             HAP
Hackley Village              1971        ss.236      94%   100%   100%  100%   100%
Muskegon, MI (54)                              HAP
Huntley #1                   1972        ss.236      95%    99%    99%   99%    99%
Holt, MI (88)                                  HAP
Huntley #2                   1973        ss.236     100%    99%    98%   98%    98%
Holt, MI (72)                                  HAP
Seymour O'Brien Manor Apts.  1972        ss.236      95%    96%    98%  100%    99%
Seymour, IN (56)                               HAP
Washington Highland Apts.    1972        ss.236      88%    98%    99%  100%    98%
Washington, IN (56)                            HAP

                           LOCAL PARTNERSHIP SCHEDULE
                                  (continued)

                                          Government
                                          Assistance            Percentage of Units
Name and Location             Year           HUD             Occupied at December 31,
(Number of Units)           Completed    Programs(a)    1997   1996  1995   1994  1993
-----------------           ---------    -----------    ----   ----  ----   ----  ----

Vincennes Niblack Apts.        1972        ss.236        86%    97%    98%   97%    97%
Vincennes, IN (144)                              HAP
Casa Ramon Apartments          1974        ss.236       100%   100%   100%  100%    98%
Orange, CA (75)                                  HAP
Nu-Elm Apartments              1972        ss.236       100%    99%    99%   98%    96%
Springfield, MI (72)                             HAP
Buttonwood Acres               1973        ss.236       (f)    100%    96%   96%   100%
New Bedford, MA (132)                          HAP(b)
Rockdale West                  1974        ss.236       100%   100%    97%   96%    99%
New Bedford, MA (225)                           HAP(b)
Solemar                        1976           (c)       100%   100%    96%   95%   100%
South Dartmouth, MA (200)
Decatur Apartments             1971        ss.236        74%    93%    89%   95%    96%
Decatur, AL (100)                                HAP
Florence Apartments            1973        ss.236        90%    89%    95%   98%    99%
Florence, AL (96)
Saraland Apartments (g)        1972        ss.236         0%    97%    98%   98%   100%
Saraland, AL (60)                                HAP
University Garden Apts.        1971        ss.236       100%   100%   100%  100%   100%
Waxahachie, TX (104)
Southside Village Apts.        1972        ss.236       100%    98%    99%   99%    95%
Brownwood, TX (104)                              HAP
Dickens Ferry Apartments       1972        ss.236        94%    90%    95%   96%    96%
Mobile, AL (80)                                  HAP
Bonnie Doone Apartments        1972        ss.236        93%    88%    94%   98%    96%
Athens, AL (60)                                  HAP
Conifer 208 (Conifer Village)  1972        ss.236        95%   100%    98%   98%    98%
Spokane, WA (64)                                 HAP
Conifer 307 (Fircrest)         1973        ss.236        95%    97%    96%   97%    98%
Beaverton, OR (60)                               HAP
Conifer 317 (Pinewood)         1974        ss.236        94%    96%    94%   95%    94%
Hillsboro, OR (50)
Bicentennial Apts.             1976     ss.221(d)(4)    (d)    (d)     71%   79%    77%
Houston, TX (292)
Bellfort Apts.                 1979     ss.221(d)(4)     94%    94%    94%   91%    90%
Houston, TX (272)                                HAP
Cloisters (Sundown)            1974        ss.236        98%    98%    99%   99%    99%
Birmingham, AL (192)                             HAP
Cabarrus Arms                  1974        ss.236        96%    96%    94%   93%    93%
Kannapolis, NC (76)                              HAP
Summer Arms Apts.              1974        ss.236       100%    91%    96%   98%    97%
Sumter, SC (100)                                 HAP
Lexington Village              1973        ss.236        98%    99%   100%  100%    94%
Conyers, GA (108)                                HAP
Ware Manor                     1971        ss.236        99%    94%    99%   99%   100%
Waycross, GA (84)                                HAP

                           LOCAL PARTNERSHIP SCHEDULE
                                  (continued)

                                         Government
                                          Assistance           Percentage of Units
Name and Location             Year           HUD            Occupied at December 31,
(Number of Units)         Completed    Programs(a)  1997   1996  1995   1994  1993
-----------------         ---------    -----------  ----   ----  ----   ----  ----
Nottingham Woods Apts.       1974     ss.236         99%    99%    99%   99%    98%
Oxford, AL (144)
Hathaway Court               1974     ss.236         99%    99%    96%   98%    98%
Covington, KY (159)                         HAP
Tall Pines                   1972     ss.236         98%   100%    98%   99%    95%
La Grange, GA (115)                         HAP
Shelton Beach Apts.          1975     ss.221(d)(4)   96%    94%    97%   96%    92%
Saraland, AL (112)
Northpointe II               1978     ss.221(d)(4)   94%    98%    98%   97%    95%
Saraland, AL (80)
Caroline Forest Apts.        1973     ss.236        100%    99%    99%  100%    98%
Salem, VI (72)
Park of Pecan I              1979     ss.221(d)(4)   93%    94%    90%   91%   100%
Rosenberg, TX (137)
Park of Pecan II             1978     ss.221(d)(4)   88%    93%    88%   90%   100%
Rosenberg, TX (136)
Villa Apollo No. 1           1971     ss.236         90%    89%    95%   94%    97%
Brownstown Township, MI (112)               HAP
Carlton Terrace Apartments   1973     ss.236         99%    99%    99%  100%    99%
Sterling Heights, MI (300)
Cranbrook Manor Apartments   1970     ss.236         82%    80%    93%   96%    95%
Lansing, MI (136)                           HAP
Oakbrook Villa Apartments    1970     ss.236         84%    90%    94%   94%    97%
Romulus, MI (352)                           HAP
Pebble Creek                 1973     ss.236         99%    98%   100%  100%    97%
East Lansing, MI (186)
Villa Apollo No. 2           1971     ss.236         86%    89%    93%   91%    97%
Brownstown Township, MI (286)               HAP
Greenwood Manor              1974     ss.236         94%    92%    99%   93%    96%
Pine Bluff, AR (64)                         HAP
Malvern Manor                1974     ss.236        100%    96%    97%   99%   100%
Malvern, AR (50)                            HAP
Hereford Manor               1973     ss.236         94%    98%    98%   99%    98%
Siloam Springs, AR (50)                     HAP
Henslee Heights              1974     ss.236         97%    99%    99%   98%    99%
Pine Bluff, AR (78)                         HAP
Oakwood Manor                1972     ss.236         92%    91%    96%   95%    88%
Little Rock, AR (200)                       HAP
West Scenic Apartments       1971     ss.236         97%    93%    97%   98%    97%
North Little Rock, AR (150)
Robindale East Apartments    1974     ss.236         91%    88%    92%   88%    93%
Blytheville, AR (88)                        HAP
Southwest Apartments         1970     ss.236         94%   100%    98%  100%    98%
Little Rock, AR (49)                        HAP
Valley Arms                  1975     ss.236         55%    74%    76%   76%    90%
Statesville, NC (100)                       HAP

                           LOCAL PARTNERSHIP SCHEDULE
                                  (continued)

                                         Government
                                          Assistance           Percentage of Units
Name and Location             Year           HUD            Occupied at December 31,
(Number of Units)         Completed    Programs(a)  1997   1996  1995   1994  1993
-----------------         ---------    -----------  ----   ----  ----   ----  ----

Lancaster Manor              1970     ss.221(d)(3)  100%   100%   100%   99%   100%
San Diego, CA (248)


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

(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997 (see Item 7. below).

(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998 (see Item 7. below).

(f) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 1998 (see Item 7. below).

(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments (see Item 7. below).

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 1998, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate Gross Proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of Warrants or sold by the Partnership upon the nonexercise of the Warrants. The Warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all Warrants have expired.

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

As of June 1, 1998, there were approximately 4,496 registered holders of Limited Partnership Interests.

In March 1998, a distribution of approximately $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,017,000 for the year ended March 25, 1998, there was no return of capital determined in accordance with generally accepted accounting principles. With the exception of this distribution, the Partnership had made no distributions to its Limited Partners from its inception on June 28, 1984 to March 28, 1998. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership's Amended and Restated Agreement and Certificate of Limited Partnership. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 10(f) for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.

There has recently been an increasing number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.


                                               Year ended March 25,
                     ----------------------------------------------------------------------------
OPERATIONS               1998            1997            1996            1995            1994
                     ------------    ------------    ------------    ------------    ------------
Revenues             $ 37,441,984    $ 37,941,905    $ 37,329,186    $ 35,953,512    $ 34,980,748
Operating expenses    (45,106,539)    (50,871,861)    (48,605,962)    (49,555,880)    (49,006,411)
Loss on impairment              0        (939,612)     (4,343,215)              0               0
  of assets
Minority interest          57,040           3,063         (24,042)          3,705           4,627
                     ------------    ------------    ------------    ------------    ------------
Loss before extra-     (7,607,515)    (13,866,505)    (15,644,033)    (13,598,663)    (14,021,036)
   ordinary item

Extraordinary
  item-forgiveness     28,257,707      11,502,877               0               0               0
  of indebtedness    ------------    ------------    ------------    ------------    ------------

Net income (loss)    $ 20,650,192    $ (2,363,628)   $(15,644,033)   $(13,598,663)   $(14,021,036)
                     ============    ============    ============    ============    ============
Loss before          $       (624)   $     (1,137)   $     (1,283)   $     (1,115)   $     (1,150)
  extra-ordinary
  item per BAC
Extraordinary item
  per Unit                  2,317             943               0               0               0
                     ------------    ------------    ------------    ------------    ------------
Net income (loss)
  per Unit           $      1,693    $       (194)   $     (1,283)   $     (1,115)   $     (1,150)
                     ============    ============    ============    ============    ============


                                               Year ended March 25,
                       -----------------------------------------------------------------------
FINANCIAL POSITION          1998           1997           1996           1995           1994
------------------     -----------     ----------     ----------     ----------     ----------
Total assets           $121,697,254   $157,162,664  $165,610,335   $174,113,560   $181,261,859
                       ============   ============  ============   ============   ============
Long-term              $223,047,257   $275,088,044  $281,339,303   $274,288,282   $267,295,459
  obligations          ============   ============  ============   ============   ============
Total liabilities      $230,161,240   $284,145,026  $290,195,162   $283,063,641   $276,571,053
                       ============   ============  ============   ============   ============
Minority interest      $      2,082   $    116,611  $    150,518   $    141,231   $    183,455
                       ============   ============  ============   ============   ============

During the years ended March 25, 1994 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. For the years ended March 25, 1997 and 1996, there were also decreases in assets due to loss on impairment of assets. During the years ended March 25, 1997 and 1998, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8. Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997 and 1998 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General

The Partnership's capital has been invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These investments are highly illiquid. During the fiscal year ended March 25, 1998 the property and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership's Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. Through the fiscal year ended March 25, 1998, the properties and the related assets and liabilities owned by six subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. As of March 25, 1998, the Partnership owned interests in 52 Local Partnerships.

The Partnership records loss contingencies as a charge to income when information becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the financial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates the amount of a potential environmental liability independently from any potential claim for recovery (see below).

During the year ended March 25, 1998, cash and cash equivalents of the Partnership decreased approximately $641,000. This decrease was primarily due to acquisitions of property and equipment $2,051,000, principal payments of purchase money notes $7,598,000, distributions paid $2,017,000 and repayments of mortgage notes payable $17,358,000 which exceeded cash provided by operating activities $549,000 a decrease in mortgage escrow deposits $505,000, proceeds from mortgage notes payable $1,900,000 and net proceeds from sale of property $25,487,000. Included in the adjustments to reconcile the net income to cash flow provided by operations is gain on sale of property $4,419,000, forgiveness of indebtedness income $28,258,000 and depreciation $7,165,000.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, the Related General Partner advanced funds totaling approximately $0, $206,000 and $205,000 during the year ended March 25, 1998, 1997 and 1996, respectively, to meet the Partnership's third party obligations. In addition, certain fees and expense reimbursements owed to the General Partners amounting to approximately $947,000, $1,765,000 and $635,000, were accrued and unpaid as of March 25, 1998,
1997 and 1996, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. However, in connection with the Related General Partner's acquisition of the stock of the Assisted General Partner, as noted in Item 10., the Partnership utilized certain net proceeds from the sale of properties to repay a portion of accrued amounts owed to the General Partners. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

During the years ended March 25, 1998 ("the 1997 Fiscal Year"), 1997 ("the 1996 Fiscal Year") and 1996 ("the 1995 Fiscal Year), the Partnership received approximately $1,474,000, $1,410,000 and $1,390,000, respectively, of cash flow distributions from operations of the Local Partnerships. In most cases, 60% of the cash flow distributions were applied to interest payments on the Purchase Money Notes, resulting in a net cash inflow of approximately $591,000, $597,000 and $556,000 for Fiscal Years 1997, 1996 and 1995, respectively. At March 25, 1998, 1997 and 1996, approximately $883,000, $813,000, and $834,000, respectively, of such distributions were required to be remitted as interest payments on the Purchase Money Notes. Distribution from the sale of investments aggregating approximately $11,013,000 was made to the Partnership in the 1997 Fiscal Year of which $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively.

Purchase Money Notes

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money notes at March 25, 1998 and 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the initial term, as extended, will not be in default during the initial term, as extended, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $85,000,000 and $98,000,000 as of March 25, 1998 and 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. Through March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years and extension fees in the amount of $795,643 were incurred by the Partnership. Such notes are now due with maturity dates ranging from August to December 1998. Of such fees incurred, $648,126 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension.

The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $1,474,000, $1,410,000 and $1,390,000 were made to the Partnership during each of the years ended March 25, 1998, 1997 and 1996, respectively, of which approximately $883,000, $813,000 and $834,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $144,000, $117,000 and $105,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $1,031,000, $1,744,000 and $1,709,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1997, 1996, and 1995 Fiscal Years, respectively.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' contracts with HUD, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the underlying properties in the Partnership's portfolio.

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

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property entered into a purchase and sale agreement on April 30, 1998.

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

Partnership management fees owed to the general partners amounting to approximately $833,000 and $1,623,000 were accrued and unpaid as of March 25, 1998 and 1997, respectively.

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

Sales of Underlying Properties/Local Partnerships Interest

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

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,158,870. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,621,969, resulting in forgiveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $830,182. The Partnership used $450,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of $2,371,789.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000 resulting in a loss in the amount of $824,647. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $6,910,594.

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, resulting in a loss in the amount of $1,139,486. No proceeds were sold to settle the associated Purchase Money Notes and accrued interest resulted in forgiveness of indebtedness income of $8,270,497.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $343,493. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $4,820,571.

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The contract has since been amended to reflect a lower price adjustment and $600,000 in tax exempt bonds to the Partnership. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

On April 30, 1998, the Oakbrook Villa partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $8,250,000. The closing is expected to occur during July 1998. However, no assurance can be given that the closing will occur.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 resulting in a loss in the amount of approximately $125,000. No proceeds were used to settle the associated purchase money notes accrued interest which had a total outstanding balance of approximately $6,803,000, resulting in forgiveness of indebtedness income of approximately $6,803,000.

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

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

Through March 25, 1998, the Partnership has recorded approximately $5,283,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1997, 1996, and 1995 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income, administrative and management-related parties and loss on impairment of assets remained fairly constant for the 1997, 1996 and 1995 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to eight of the Local Partnerships pursuant to Section 221(d)(4) of the National Housing Act, and to one Local Partnership pursuant to
Section 221(d)(3) of the National Housing Act. Forty-three of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a percentage of the apartment units owned by 39 of the Local Partnerships pursuant to HAP Contracts.

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

Net income (loss) during the 1997, 1996 and 1995 Fiscal Years totaled $20,528,475, $(2,363,628), and $(15,644,033), respectively.

Excluding 1997, in which the Partnership generated passive income due to sales of the properties and the related assets and liabilities owned by five subsidiary partnerships and the Partnership's local partnership interest in three subsidiary partnerships; the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carry forward of any unused passive losses from prior years; however to date the

Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1997 vs 1996
Rental income decreased by 11% for the 1997 Fiscal Year as compared to 1996 Fiscal Year. Excluding Bicentennial, the Knollwoods and Parklane, which sold their properties and Northgate, Westminster and Buttonwood, in which the Partnership's interest was sold, rental income increased by approximately 1% during the 1997 Fiscal Year as compared to 1996 primarily due to rental rate increases.

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 1997 Fiscal Year (see Note 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data).

Total expenses excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster, Buttonwood, repairs and maintenance, taxes and insurance, financial, depreciation, and loss in impairment of assets remained fairly consistent with an increase of approximately 5% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Other income decreased approximately $226,000 for the 1997 Fiscal Year as compared to 1996 primarily due to decreases related to the sale of Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding these properties, such income remained fairly consistent with a decrease of approximately $66,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Repairs and maintenance, taxes and insurance and depreciation decreased approximately 17%, 13%, 15% and 16% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to the decreases related to the sale of Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding these properties, such expenses remained fairly consistent with a decrease of approximately 7%, 5% and 2% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Financial expense decreased approximately 15% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to the decreases related to the sale of Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding these properties, such expenses remained fairly consistent with an increase of approximately 8% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

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

A loss on impairment of assets was recorded in the 1996 and 1995 Fiscal Years (see Note 4 in Item 8, Financial Statements and Supplementary Data).

Results of Operations of Certain Local Partnerships

Bellfort Associates, Ltd.

Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. The original maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1996, and November 1, 1997, Bellfort was granted the option to extend the term to November 1, 1997 and November 1, 1998, respectively, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1997 and 1996 of approximately $3,737,000 and $3,417,000, respectively, is also subject to 9% interest. The note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

The purchase money note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, who had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1997.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1998. Bellfort's forecasted cash flows for 1998 indicate a significant shortfall of amounts needed to repay such note and the related deferred interest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bellfort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1998 and 1997. Bellfort's net loss after minority interest amounted to approximately $586,000, $580,000 and $694,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.

Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and as of December 31, 1997 have net capital deficiencies aggregating approximately $5,353,000. Park of Pecan I and II previously funded their operating losses by borrowing amounts pursuant to an operating deficit guaranty agreement made in connection with the acquisition of the Apartment Complexes. However, such agreements expired December 31, 1989 and Park of Pecan I and II have not made arrangements to obtain an extension or additional funds. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 at March 25, 1998 and 1997. Park of Pecan I's net loss after minority interest amounted to approximately $219,000, $158,000 and $196,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $224,000, $170,000 and $185,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The contract has since been amended to reflect a lower price adjustment and $600,000 in tax exempt bonds to the Partnership. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

Cranbrook Manor Apartments Limited Partnership

During the year ended December 31, 1997, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") incurred a net loss of approximately $246,000 and total liabilities exceeded total assets by approximately $1,697,000 at December 31, 1997. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA dated October 1, 1976, September 1, 1982 and November 1, 1991. The Section 8 agreements were renewed for one year, expiring on September 30, 1998, August 31, 1998 and October 31, 1998, respectively. Cranbrook 's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms to Cranbrook upon the expiration of the agreement. As of December 31, 1997, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1998 and 1997. Cran-brook's net loss after minority interest amounted to approximately $246,000, $223,000 and $138,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Saraland Apartments, Ltd.

Saraland Apartments, Ltd. ("Saraland") has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special Partnership, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In September 1996, the 11th Circuit Court of Appeals affirmed a lower court's decision dismissing the Partnership and C/R Special Partnership from the case, and, accordingly, the Partnership and C/R Special Partnership are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and C/R Special Partnership), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and C/R Special Partnership informed EPA that they have "sufficient cause" to not comply with the Order. Redwing Carriers, Inc. initially advised EPA that it would commence implementation of the Order. It has recently, however, refused to do so and EPA has now begun implementation of the remedy.

Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. In or around late 1996, EPA elected to vacate the apartment complex and relocate all tenants. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and C/R Special Partnership from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy and/or relocation upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred through March 25, 1998 by the Partnership total approximately $275,000.

On May 13, 1997, a number of residents at the Saraland Apartments complex served a purported class action complaint upon the Partnership and C/R Special Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the conduct of all defendants. The complaint alleges causes of action under the following common law theories of recovery: (1) Breach of Lease/Constructive Eviction; (2) Trespass to Real Property; (3) Trespass to Personal Property; (4) Trespass to Persons; (5) Negligence and Wantonness; (6) Ultra-hazardous or Abnormally Dangerous Activities; (7) Nuisance; (8) Civil Conspiracy; and (9) Fraudulent Suppression. Given the early stage of this proceeding, it is not possible to evaluate the likelihood of an unfavorable outcome. Nonetheless, the Partnership intends to present a vigorous defense and will strongly contest its liability for the claims made in this action.

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

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments, other than the impairment loss discussed in Note 4, that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 1998 and 1997, respectively, and the minority interest balance was approximately $22,000 at each date. Saraland's net (income) loss after minority interest amounted to approximately $(7,900), $912,000 and $42,000 for the 1997, 1996, and 1995 Fiscal Years, respectively.

Valley Arms, Ltd.

During the year ended December 31, 1997, Valley Arms, Ltd. ("Valley Arms") incurred a net loss of approximately $79,000 and as of that date, Valley Arms' total current liabilities exceeded its total current assets by approximately $1,395,000. As of December 31, 1997, Valley Arms is fifteen months delinquent on its mortgage payment, subsequent to December 31, 1997, the Partnership filed a petition of bankruptcy under Chapter 11 of the bankruptcy code. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. Valley Arms' continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management of Valley Arms is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Valley Arms' cash flow. Management of Valley Arms is also currently negotiating a sale of the project. The Partnership's investment in Valley Arms was approximately $481,000 and $560,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $79,000, $99,000 and $49,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Bonnie Doone Apartments, Ltd.

Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represent 57% of gross income. The current contracts expire on July 31, 1998 and May 31, 1999 and renewal is uncertain. Management of Bonnie Doone intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's invest-ment in Bonnie Doone was approximately $364,000 and $416,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Bonnie Doone's net loss after minority interest amounted to approximately $52,000, $69,000 and $22,000 for the 1997, 1996 and 1995 Fiscal Years,
respectively.

Dickens Ferry Apartments, Ltd.

Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contract which represents 66% of gross income. The current contracts expire on July 31, 1998 and September 30, 1998 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $591,000 and $596,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately $5,000, ($18,000) and $37,000 for the 1997, 1996 and 1995 Fiscal Years,
respectively.

Year 2000 Compliance

As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The General Partners are in the process of working with the Partnership's service providers to prepare for the year 2000. Based on information currently available, the Partnership does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

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

There has recently been an increasing number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Interests. This policy is intended to protect investors from unsolicited and coercive offers to acquire the interests of holders of Limited Partnership Interests and does not limit any other rights the General Partners may have under the Partnership Agreement or applicable law.

Item 8.  Financial Statements and Supplementary Data.
                                                                     Sequential
                                                                        Page
                                                                     ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                     31

         Consolidated Balance Sheets at March 25, 1998 and 1997          199

         Consolidated Statements of Operations for the Years
         Ended March 25, 1998, 1997 and 1996                             200

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 25, 1998, 1997 and 1996               201

         Consolidated Statements of Cash Flows for the Years
         Ended March 25, 1998, 1997 and 1996                             202

         Notes to Consolidated Financial Statements                      205

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years ended March 25, 1998, 1997 and 1996 (the 1997, 1996 and 1995 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 60 (1997 Fiscal Year), 61 (1996 Fiscal Year) and 48 (1995 Fiscal Year) subsidiary partnerships whose net losses aggregated $589,225, $5,140,862 and $7,359,145 for the 1997, 1996 and 1995 Fiscal Years,
respectively, and whose assets constituted 96% and 97% of the Partnership's assets at March 25, 1998 and 1997, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 25, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of eight subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of six (Fiscal 1997) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These six subsidiary partnerships' net losses aggregated $1,346,174, $2,180,247 and $1,303,575 for the 1997, 1996 and 1995 Fiscal Years, respectively, and their assets aggregated $15,764,945 and $17,111,898 at March 25, 1998 and 1997,
respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1998. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the pur-chase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 10, 1998

                   [Letterhead of Reznick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood I, Ltd.

        We have audited the accompanying statement of changes in net assets in liquidation of Knollwood I, Ltd. for the year ended December 31, 1997. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

        As described in note A to the financial statement, effective as of January 1, 1997, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 6, 1997, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

        Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

                   [Letterhead of Resnick Fedder & Silverman]

                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood II, Ltd.

        We have audited the accompanying statement of changes in net assets in liquidation of Knollwood II, Ltd. for the year ended December 31, 1997. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

        As described in note A to the financial statement, effective as of January 1, 1997, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 6, 1997, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

        Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.


                                         /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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




                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood III, Ltd.

        We have audited the accompanying statement of changes in net assets in liquidation of Knollwood III, Ltd. for the year ended December 31, 1997. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

        As described in note A to the financial statement, effective as of January 1, 1997, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 6, 1997, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

        Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Knollwood IV, Ltd.

        We have audited the accompanying statement of changes in net assets in liquidation of Knollwood IV, Ltd. for the year ended December 31, 1997. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

        As described in note A to the financial statement, effective as of January 1, 1997, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 6, 1997, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

        Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------


Bethesda, Maryland
January 10, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Parklane II, Ltd.

        We have audited the accompanying statement of changes in net assets in liquidation of Parklane II, Ltd. for the year ended December 31, 1997. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

        As described in note A to the financial statement, effective as of January 1, 1997, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On June 30, 1997, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

        Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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



                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------




Bethesda, Maryland
January 10, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarbay, Ltd.

        We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 30, 1998

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



Bethesda, Maryland
January 17, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northwoods III Apartments, Ltd.

            We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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


                                          /s/ Resnick Fedder & Silverman

Bethesda, Maryland
January 13, 1998

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


                                            /s/ Reznick Fedder & Silverman
                                            ------------------------------



Bethesda, Maryland
January 10, 1997

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]


                          INDEPENDENT AUDITORS' REPORT

WESTMINSTER MANOR APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Balance Sheet of WESTMINSTER MANOR APARTMENTS (a limited partnership) as of July 31, 1997 and the related Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Information on Pages 9-11 for the Seven Months Ended then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of WESTMINSTER MANOR APARTMENTS as of July 31, 1997 and the results of its operations and its cash flows for the Seven Months Ended then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 20, 1998

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




/s/Weintraub, Nessel & Smith, PLLC
----------------------------------
WEINTRAUB, NESSEL & SMITH
Certified Public Accountants


Farmington Hills, MI
January 30, 1997

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]


                          INDEPENDENT AUDITORS' REPORT

NORTHGATE TOWNHOUSE APARTMENTS
28777 Northwestern Highway, Suite 100
Southfield, MI

We have audited the accompanying Balance Sheet of NORTHGATE TOWNHOUSE APARTMENTS (a limited partnership) as of July 31, 1997 and the related Statements of Revenue and Expense, Partners' Equity, Cash Flows and Supplemental Information on Pages 8-10 for the seven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of NORTHGATE TOWNHOUSE APARTMENTS as of July 31, 1997 and the results of its operations and its cash flows for the seven months then ended, in conformity with generally accepted accounting principles. The supporting data included in this report has been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

March 10, 1998

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

Farmington Hills, MI
January 27, 1997

                        [Letterhead of Bordman & Winnick]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Hackley Village Associates #1, HUD Project #047-44030-LDP-SUP, as of December 31, 1997, and the related statements of income, and cash flows, and changes in partner's equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley Village Associates #1 as of December 31, 1997, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 15) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Project #047-44030-LDP-SUP. Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government auditing Standards, we have also issued a report dated January 27, 1998, on our consideration of Hackley Village Associates' internal controls and a report dated January 27, 1998, on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 27, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                              [Signature of Bordman & Winnick]
West Bloomfield, MI                           BORDMAN & WINNICK
February 10, 1996                             Certified Public Accountants
                                              EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1997, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 10 to 12) are presented for the purposes of additional analysis and are not a required part of the financial statements of Huntley Associates. Such information has been subjected to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issue a report dated January 15, 1998 on our consideration of Huntley Associates' internal controls and a report dated January 15, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 15, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 20, 1996                                Certified Public Accountants
                                                EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


                          Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 10 to 15) are presented for the purposes of additional analysis and are not a required part of the financial statements of Huntley Associates #2. Such information has been subject to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of Huntley Associates #2's internal controls and a report dated January 22, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 22, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 22, 1996                                Certified Public Accountants
                                                EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Seymour O'Brien Manor Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1998 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated January 29, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN WINNICK
January 29, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 23, 1996                                Certified Public Accountants
                                                EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


                           Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and December 31, 1995. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Washington Highland Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1998 on our consideration of Washington Highland Apartment (a Limited Partnership) internal controls and a report dated January 19, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 19, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                                [Signature of Bordman & Winnick]
West Bloomfield, MI                             BORDMAN & WINNICK
January 29, 1996                                Certified Public Accountants
                                                EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


                          Independent Auditor's Report

To the Partners
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion. the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-58501 LDP as at December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Vincennes Niblack Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1998 on our consideration of Vincennes Niblack Apartments' (A Limited Partnership) internal controls and reports dated January 24, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Blooimfield, MI                                BORDMAN & WINNICK
January 24, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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


                                              [Signature of Bordman & Winnick]
West Bloomfield, MI                           BORDMAN & WINNICK
January 30, 1996                              Certified Public Accountants
                                              EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


To the Partners of
Casa Ramon Apartments

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Project #122-44476 LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 12) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Casa Ramon Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of Casa Ramon Apartments' internal controls and a report dated February 20, on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 23, 1998                                    Certified Public Accountants
                                                    EIN 38-2900295

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

                                             [Signature of Bordman & Winnick]
West Bloomfield, MI                          BORDMAN & WINNICK
January 31, 1996                             Certified Public Accountants
                                             EIN 38-2900295

                        [Letterhead of Bordman & Winnick]


                          Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1997, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1997 and December 31, 1996. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1997, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Nu-Elm Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 1997 on our consideration of Nu-Elm Apartments (A Limited Partnership) internal controls and a report dated January 21, 1997 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 21, 1997                                    Certified Public Accountants
                                                    EIN 38-2900295

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

           [Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]


Independent Auditors' Report

The Partners
Buttonwood Acres at New Bedford
  (a Limited Partnership)
Quincy, Massachusetts

               We have audited the accompanying balance sheet of Buttonwood Acres at New Bedford (a Limited Partnership) as of August 11, 1997, and the related statements of operations, partners' equity and cash flows for the period from January 1, 1997 to August 11, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Buttonwood Acres at New Bedford (a Limited Partnership) as of August 11, 1997, and the results of its operations, changes in its partners' equity and cash flows for the period from January 1, 1997 to August 11, 1997, in conformity with generally accepted accounting principles.

                                /s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
April 3, 1998

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

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.-Providence, Rhode Island]

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

February 5, 1996

          [Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]


Independent Auditors' Report

The Partners
Rockdale West at New Bedford
  (a Limited Partnership)
Quincy, Massachusetts

               We have audited the accompanying balance sheet of Rockdale West at New Bedford (a Limited Partnership), MHFA Project No. 71-225-N, as of December 31, 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockdale West at New Bedford (a Limited Partnership) as of December 31, 1997, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

               In accordance with Government Auditing Standards, we have also issued reports dated February 12, 1998 on our consideration of the Partnership's internal controls and on its compliance with the requirements applicable to the Partnership's nonmajor HUD-assisted program transactions.

               This report is intended for the information of the partners and management of Rockdale West at New Bedford, the Massachusetts Housing Finance Agency and HUD. However, this report is a matter of public record and its distribution is not limited.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 12, 1998

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

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.- Providence, Rhode Island]

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

February 5, 1996

          [Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]


Independent Auditors' Report

The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

               We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1997, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

               In accordance with Government Auditing Standards, we have also issued a report dated February 12, 1998 on our consideration of the Partnership's internal control over financial reporting and on its compliance with laws and regulations.

               This report is intended for the information of the partners and management of Solemar at South Dartmouth Limited Partnership and the Massachusetts Housing Finance Agency. However, this report is a matter of public record and its distribution is not limited.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.

Providence, Rhode Island
February 12, 1998

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

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C. -
Providence, Rhode Island]

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


[Signature of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

February 5, 1996

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]


                          Independent Auditor's Report

To the Partners of
Decatur Apartments, Ltd.
Decatur, Alabama

We have audited the accompanying balance sheet of Decatur Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.


/s/ Browder & Associates, P.C.

Birmingham, Alabama                      Federal Employer Identification Number:
January 19, 1998                                                      63-0986156

Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                      Federal Employer
January 22, 1996                         Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]


                          Independent Auditor's Report

To the Partners of
Florence Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheet of Florence Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.

Birmingham, Alabama                       Federal Employer Identification Number
January 19, 1998                                                      63-0986156

Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                           Federal Employer
January 22, 1996                              Identification Number: 63-0986156


Audit Principal: E.O. Browder, Jr.

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]


                          Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.                              HUD Field Office Director
Mobile, Alabama                                                   Birmingham, AL

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), Project No. 062-44065-LD, as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in the Notes to the Financial Statements, the Project is located on an Environmental Protection Agency "Superfund Cleanup" site and has been determined to be uninhabitable. The Project is a party to related litigation of which the outcome is uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the footnotes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 1, 1998 on our consideration of the Project's internal controls and reports dated April 1, 1998 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.

Birmingham, Alabama                      Federal Employer Identification Number.
April 1, 1998                                                         63-0986156

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

               [Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]


                          INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1997 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Officer of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 6, 1998 on our consideration of University Gardens Apartments, Ltd.'s internal control structure and reports dated February 6, 1998 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in this report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of University Gardens Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Crabtree, Crabtree & Hatter, L.L.P.

CRABTREE, CRABTREE & HATTER, L.L.P.
Certified Public Accountants

Azle, Texas
February 6, 1998

3318

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1995 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, applied on a basis consistent with that of the preceding year.

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

/s/ Crabtree, Crabtree & Hatter

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
January 31, 1996

2982

               [Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]


                          INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village Apartments LTD., Project No. 113-44076 LD, (a limited partnership) as of December 31, 1997 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards, Government Auditing Standards, issued by the Comptroller General of the United States, and the Consolidated Audit Guide for Audits of HUD Programs (the "Guide") issued by the U.S. Department of Housing and Urban Development, Officer of Inspector General in August 1997. Those standards and the Guide require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 6, 1998 on our consideration of Southside Village Apartments, Ltd.'s internal control structure and reports dated February 7, 1998 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting data included in this report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of Southside Village Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Crabtree, Crabtree & Hatter, L.L.P.

CRABTREE, CRABTREE & HATTER, L.L.P.
Certified Public Accountants

Azle, Texas
3323

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1995 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles, applied on a basis consistent with that of the preceding year.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.

CRABTREE, CRABTREE & HATTER
Certified Public Accountants

Azle, Texas
February 2, 1996

2983

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]


                          Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.

Birmingham, Alabama                       Federal Employer Identification Number
January 19, 1998                                                      63-0986156

Audit Principal: E.O. Browder, Jr.

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

Audit Principal: E.O. Browder. Jr.

                   [Letterhead of BROWDER & ASSOCIATES, P.C.]


                          Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd. (the Project), as of December 31, 1997, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1997 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supplemental information included in the report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Project. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Browder & Associates, P.C.

Birmingham, Alabama                       Federal Employer Identification Number
January 19, 1998                                                      63-0986156

Audit Principal: E.O. Browder, Jr.

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

[Signature of Browder & Associates, P.C.]

Birmingham, Alabama                          Federal Employer
January 22, 1996                             Identification Number: 63-0986156

Audit Principal: E.O. Browder, Jr.

                   [Letterhead of Blume Loveridge & Co., PLLC]


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208 (a limited partnership), sponsor of FHA Project No. 171-44038, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 9 to 20 is presented for purposes of additional analysis for the year ended December 31, 1997, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated January 20, 1998, on our consideration of the Partnership's internal controls and reports, dated January 20, 1998, on its compliance with laws and regulations.

                                                 /s/ Blume Loveridge & Co., PLLC

Bellevue, Washington
January 20, 1998

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

                   [Letterhead of Blume Loveridge & Co., PLLC]


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd. (a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 10 to 21 is presented for purposes of additional analysis for the year ended December 31, 1997, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated January 29, 1998, on our consideration of the Partnership's internal controls and reports, dated January 29, 1998, on its compliance with laws and regulations.

                                                 /s/ Blume Loveridge & Co., PLLC

Bellevue, Washington
January 29, 1998

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

                   [Letterhead of Blume Loveridge & Co., PLLC]


              INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, an Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 1997 and 1996, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, an Oregon Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 9 to 20 is presented for purposes of additional analysis for the year ended December 31, 1997 and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated February 3, 1998, on our consideration of the Partnership's internal controls and reports, dated February 3, 1998, on its compliance with laws and regulations.

                                                 /s/ Blume Loveridge & Co., PLLC

Bellevue, Washington
February 3, 1998

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

Harrisonville, MO
January 26, 1996

                      [Letterhead of Deloitte & Touche LLP]


INDEPENDENT AUDITORS' REPORT

To the Partners
Bellfort Associates, Ltd.

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' deficiency, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership's operations have not generated and are not expected to generate sufficient cash flows to service its existing debt structure, and the Partnership's purchase note payable is due November 1, 1998. These matters raise substantial doubt about its ability to continue as a going concern. The Partnership's plans concerning these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

February 16, 1998
Houston, Texas

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

Deloitte Touche
Tohmatsu
International

                  [Letterhead of WILLIAMS BENATOR & LIBBY, LLP]


                          INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd. as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                               /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 27, 1998

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

Atlanta, Georgia
January 28, 1997

                  [Letterhead of WILLIAMS BENATOR & LIBBY, LLP]


                          INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                               /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 29, 1998

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

Atlanta, Georgia
February 5, 1997

                        [Letterhead of Mauldin & Jenkins]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

               We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1997, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 20, 1998

                        [Letterhead of Mauldin & Jenkins]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

               We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 1997, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                      /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 26, 1998

                        [Letterhead of Mauldin & Jenkins]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Ware Manor Associates
Waycross, Georgia

               We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of December 31, 1997, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                      /s/ Mauldin & Jenkins, LLC

Atlanta, Georgia
January 26, 1998

                  [Letterhead of WILLIAMS BENATOR & LIBBY, LLP]


                          INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                               /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 29, 1998

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

Atlanta, Georgia
January 28, 1997

                  [Letterhead of WILLIAMS BENATOR & LIBBY, LLP]


                          INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                               /s/ Williams Benator & Libby, LLP

Atlanta, Georgia
January 30, 1998

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

Atlanta, Georgia
February 3, 1997

                        [Letterhead of Mauldin & Jenkins]


                          INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

               We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of December 31, 1997, 1996 and 1995, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of December 31, 1997, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                      /s/ Mauldin & Jenkins, LLC


Atlanta, Georgia
January 21, 1998

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

        We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Bethesda, Maryland
January 13, 1998

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


                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 10, 1997

                   [Letterhead of Reznick Fedder & Silverman]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

        We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1997 and 1996, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Bethesda, Maryland
January 13, 1998

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


                                                  /s/ Reznick Fedder & Silverman

Bethesda, Maryland
January 10, 1997

                      [Letterhead of KPMG Peat Marwick LLP]


Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheets of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1997 and 1996, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                       /s/ KPMG Peat Marwick LLP

Roanoke, Virginia
February 2, 1998

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

February 9, 1996

                     Report of Independent Public Accountant

To the Partners of
    Park of Pecan I, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN I, LTD., (a Texas limited partnership) as of December 31, 1997, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

March 2, 1998,
Houston, Texas.

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


[Signature of Randal B. McDonald Jr., CPA]

March 15, 1996,
Houston, Texas.

                     Report of Independent Public Accountant

To the Partners of
    Park of Pecan II, Ltd.:

I have audited the accompanying balance sheet of PARK OF PECAN II, LTD., (a Texas limited partnership) as of December 31, 1997, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1997, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

March 2, 1998,
Houston, Texas.

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

[Signature of Randal B. McDonald Jr., CPA]

March 15, 1996,
Houston, Texas.

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and, Cash Flows and, Supplemental Schedules on Page 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 29, 1998

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


/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hills, MI
January 29, 1997

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows and, the supplemental information on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 27, 1998

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

/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hill, MI
January 23, 1997

                          Independent Auditor's Report

To the Partners
Cranbrook Manor Apartments Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44002-LDP-SUP, Cranbrook Manor Apartments Limited Partnership (a Michigan limited partnership), as of December 31, 1997, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Partnership's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of the Partnership's internal controls and a report dated January 23, 1998 on its compliance with laws and regulations.

                                                /s/ Plante & Moran, LLP

January 23, 1998
Bloomfield Hills, Michigan

                                                By: Linda P. Hubbard
                                                    ----------------------------
                                                         Engagement Partner
                                                Federal ID Number:    38-1357951
                                                Phone Number:     (248) 644-0300

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


[Signature of Deloitte & Touche, LLP]

February 8, 1996

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500

                          Independent Auditor's Report

To the Partners
Oakbrook Villa Apartments Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 044-44001-LDP, Oakbrook Villa Apartments Limited Partnership (a Michigan limited partnership), as of December 31, 1997 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership as of December 31, 1997, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998 on our consideration of the Partnership's internal controls and a report dated January 23, 1998 on its compliance with laws and regulations.

                                                /s/ Plante & Moran, LLP

January 23, 1998
Bloomfield Hills, Michigan

                                                By: Linda P. Hubbard
                                                    ----------------------------
                                                         Engagement Partner
                                                Federal ID Number:    38-1357951
                                                Phone Number:     (248) 644-0300

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

[Signature of Deloitte & Touche, LLP]

February 21, 1996

Audit Partner: Richard D. DiBartolomeo
Telephone No.: (313) 396-3670
Federal Tax Employer Identification Number: 13-5133500

                        [Letterhead of Bordman & Winnick]


INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 1997, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1997, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 1998 on our consideration of the partnership's internal control structure and a report dated January 27, 1998 on its compliance with laws and regulations.

                                                    /s/ Bordman & Winnick

West Bloomfield, MI                                 BORDMAN & WINNICK
January 27, 1998                                    Certified Public Accountants

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

               [Letterhead of Nessel, Smith, Leff & Borsen, PLLC]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of December 31, 1997 and 1996 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows, and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of December 31, 1997 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC

NESSEL, SMITH, LEFF & BORSEN, PLLC
Certified Public Accountants
Farmington Hills, MI

January 30, 1998

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

/s/ WEINTRAUB, NESSEL & SMITH, PLLC

WEINTRAUB, NESSEL & SMITH, PLLC
Certified Public Accountants

Farmington Hills, MI
January 29, 1997

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]



INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying financial statements of Greenwood Manor, Ltd. (Project Number 082-44070 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 13, 1998, on our consideration of Greenwood Manor Ltd.'s internal control and reports dated January 13, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 13, 1998

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


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 9, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying financial statements of Malvern Manor, Ltd. (Project Number 082-44049 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated January 23, 1998, on our consideration of Malvern Manor, Ltd.'s internal control and a report dated January 23, 1998, on its compliance with laws and regulations.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 23, 1998

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


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 8, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying financial statements of Hereford Manor, Ltd. (Project Number 082-44071 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated January 22, 1998, on our consideration of Hereford's internal control and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 22, 1998

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



[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 7, 1995


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


                          INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:

We have audited the accompanying financial statements of Henslee Heights, Ltd. (Project Number 082-44076 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1998, on our consideration of Henslee Heights, Ltd.'s internal control structure and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 22, 1998

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


[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]


February 12, 1996


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying financial statements of Oakwood Manor, Ltd. (Project Number 082-44034 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated February 5, 1998, on our consideration of Oakwood Manor, Ltd.'s internal control and a report dated February 5, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
February 5, 1998

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


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying financial statements of West Scenic Apartments, Ltd. (Project Number 082-44017 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 4, 1998, on our consideration of West Scenic Apartments, Ltd.'s internal control and reports dated February 4, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
February 4, 1998

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


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (Project Number 082-44045 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 9, 1998, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated February 9, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development,
Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
February 9, 1998

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


                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

             [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying financial statements of Southwest Apartments, Ltd. (Project Number 082-44020 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1998, on our consideration of Southwest Apartments, Ltd.'s internal control and reports dated January 22, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 11-14 are presented for the purpose of additional analysis and are not a required part of basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
January 22, 1998

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

[Signature of Jeffrey, Phillips, Mosley & Scott, P.A.]

February 2, 1996



                       The Lafayette Building Suite 700
              523 South Louisiana * Little Rock, Arkansas 72201
                     (501) 376-6042 * FAX (501) 376-8814

              [Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]


INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We have audited the accompanying financial statements of Valley Arms, Ltd. (Project Number 053-44191 LDP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1997, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss, its total current liabilities exceed its total current assets, it is delinquent on its mortgage payments and it filed a petition for bankruptcy under Chapter 11 subsequent to December 31, 1997, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated April 1, 1998, on our consideration of Valley Arms, Ltd's internal control and a report dated April 1, 1998, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of the Partnership on pages 13-16 are presented for the purpose of additional analysis and are not a required part of the basic financial statements of the Partnership, but are required by the Consolidated Audit Guide for Audits of HUD Programs, issued by the U.S. Department of Housing and Urban Development, Office of Inspector General. Such schedules, which are the responsibility of the General Partner, have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.

Little Rock, Arkansas
April 1, 1998

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

                       [Letterhead of Bick Fredman & Co.]


                          Independent Auditor's Report

The General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

       We have audited the accompanying balance sheets of Lancaster Manor Associates, Ltd. (a California Limited Partnership), as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management, our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor Associates, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

       In accordance with Government Auditing Standards, we have also issued a report dated January 14, 1998 on our consideration of Lancaster Manor Associates, Ltd. internal control and reports dated January 14, 1998 on its compliance with laws and regulations.

                                                          /s/ Bick Fredman & Co.

Cleveland, Ohio
January 14, 1998

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


                                                          /s/ Bick Fredman & Co.

Cleveland, Ohio
January 24, 1997

       CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                            March 25,
                                                     --------------------------
                                                         1997          1998
                                                     ------------  ------------
Property and equipment - net, less accumulated
  depreciation (Notes 2, 4 and 6)                    $102,085,627  $140,195,814
Property and equipment -
  held for sale (Notes 2, 4, 6 and 7)                   4,441,392             0
Cash and cash equivalents (Notes 2 and 11)              1,976,935     2,618,155
Cash - restricted for tenants' security deposits        1,268,097     1,552,990
Mortgage escrow deposits (Notes 5 and 6)               10,231,135    11,055,072
Prepaid expenses and other assets (Note 8)              1,694,068     1,740,633
                                                     ------------  ------------

  Total assets                                       $121,697,254  $157,162,664
                                                     ============  ============


                         LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage notes payable (Note 6)                    $ 68,915,073  $ 92,002,763
  Purchase money notes payable (Note 7)                68,296,196    83,670,532
  Due to selling partners (Note 7)                     86,156,722    99,414,749
  Accounts payable, accrued expenses and
    other liabilities                                   2,769,806     3,370,928
  Tenants' security deposits payable                    1,183,799     1,441,410
  Due to general partners of subsidiaries
    and their affiliates                                1,361,990     1,737,269
  Due to general partners and affiliates (Note 8)       1,477,654     2,507,375
                                                     ------------  ------------

                                                      230,161,240   284,145,026
                                                     ------------  ------------

Minority interest (Note 2)                                  2,082       116,611
                                                     ------------  ------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
  Limited partners                                   (106,843,883) (125,290,459)
  General partners                                     (1,622,185)   (1,808,514)
                                                     ------------  ------------

                                                     (108,466,068) (127,098,973)
                                                     ------------  ------------

  Total liabilities and partners' deficit            $121,697,254  $157,162,664
                                                     ============  ============

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Year Ended March 25,
                                          --------------------------------------------
                                              1998            1997*           1996*
                                          ------------    ------------    ------------
Revenues
  Rentals, net                            $ 31,646,760    $ 35,549,987    $ 35,554,772
  Other                                      1,376,085       1,602,151       1,590,528
  Gain on sale of property (Note 10)         4,419,139         606,195               0
                                          ------------    ------------    ------------

  Total revenue                             37,441,984      37,758,333      37,145,300
                                          ------------    ------------    ------------

Expenses
  Administrative and management              5,894,581       5,491,400       5,381,757
  Administrative and management-related
   parties (Note 8)                          3,222,918       3,445,361       2,417,492
  Operating                                  5,781,810       5,994,143       5,930,235
  Repairs and maintenance                    8,161,433       9,881,787       9,210,318
  Taxes and insurance                        3,925,855       4,530,276       4,721,099
  Financial, principally interest           10,955,425      12,860,784      14,231,657
  Depreciation                               7,164,517       8,484,538       6,529,518
  Loss on impairment of assets (Note 4)              0         939,612       4,343,215
                                          ------------    ------------    ------------

  Total expenses                            45,106,539      51,627,901      52,765,291
                                          ------------    ------------    ------------

Loss before minority interest and
  extraordinary item                        (7,664,555)    (13,869,568)    (15,619,991)

Minority interest (income) loss
  of subsidiaries                               57,040           3,063         (24,042)
                                          ------------    ------------    ------------

Loss before extraordinary item              (7,607,515)    (13,866,505)    (15,644,033)
Extraordinary item-forgiveness of
  indebtedness income (Note 10)             28,257,707      11,502,877               0
                                          ------------    ------------    ------------

Net income (loss)                         $ 20,650,192    $ (2,363,628)   $(15,644,033)
                                          ============    ============    ============

Limited Partners Share:
Loss before extraordinary item            $ (7,531,440)   $(13,727,840)   $(15,487,593)
Extraordinary item                          27,975,130      11,387,848               0
                                          ------------    ------------    ------------

Net income (loss)                         $ 20,443,690    $ (2,339,992)   $(15,487,593)
                                          ============    ============    ============

Number of units outstanding                     12,074          12,074          12,074
                                          ============    ============    ============

Loss before extraordinary item per
  limited partner unit                    $       (624)   $     (1,137)   $     (1,283)
Extraordinary item per limited
  partner unit                                   2,317             943               0
                                          ------------    ------------    ------------

Net income (loss) per limited
  partnership unit                        $      1,693    $       (194)   $     (1,283)
                                          ============    ============    ============

*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                     Limited          General
                                     Total           Partners         Partners
                                 -------------     -------------    -----------
Balance - March 26, 1995         $(109,091,312)    $(107,462,874)   $(1,628,438)

Net loss                           (15,644,033)      (15,487,593)      (156,440)
                                 -------------     -------------    -----------

Balance - March 25, 1996          (124,735,345)     (122,950,467)    (1,784,878)

Net loss                            (2,363,628)       (2,339,992)       (23,636)
                                 -------------     -------------    -----------

Balance - March 25, 1997          (127,098,973)     (125,290,459)    (1,808,514)

Net income                          20,650,192        20,443,690        206,502

Distributions                       (2,017,287)       (1,997,114)       (20,173)
                                 -------------     -------------    -----------

Balance - March 25, 1998         $(108,466,068)    $(106,843,883)   $(1,622,185)
                                 =============     =============    ===========

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                Year Ended March 25,
                                                    --------------------------------------------
                                                        1998            1997            1996*
                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                   $ 20,650,192    $ (2,363,628)   $(15,644,033)
                                                    ------------    ------------    ------------
Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
  Gain on sale of property (Note 10)                  (4,419,139)       (606,195)              0
  Extraordinary item-forgiveness of
   indebtedness income (Note 11)                     (28,257,707)    (11,963,912)              0
  Depreciation                                         7,164,517       8,484,538       6,529,518
  Loss on sale of property and equipment                       0          43,057          27,236
  Loss on impairment of assets                                 0         939,612       4,343,215
  Minority interest in (loss) income
   of subsidiaries                                       (57,040)         (3,063)         24,042
  (Increase) decrease in assets:
   Cash-restricted for tenants' security deposits        161,347         (42,019)         14,414
   Mortgage escrow deposits - operating                   52,361        (347,746)       (743,534)
   Prepaid expenses and other assets                     219,148         276,378        (119,129)
  Increase (decrease) in liabilities:
   Due to selling partners                             8,728,681       9,670,592      10,984,742
   Payments of interest to selling partners           (1,817,708)     (1,744,254)     (1,709,256)
   Accounts payable, accrued expenses and
    other liabilities                                   (970,910)         49,130         189,519
   Tenants' security deposits payable                   (135,737)        (10,001)          9,987
   Due to general partners of subsidiaries
    and their affiliates                                 324,757         131,154         242,872
   Due to general partners of subsidiaries
    and their affiliates                                 (64,411)        (86,812)       (199,482)
   Due to general partners and affiliates             (1,029,721)      1,569,962        (162,396)
                                                    ------------    ------------    ------------

   Total adjustments                                 (20,101,562)      6,360,421      19,431,748
                                                    ------------    ------------    ------------

   Net cash provided by operating activities             548,630       3,996,793       3,787,715
                                                    ------------    ------------    ------------

Cash flows from investing activities:
  Proceeds from sale of property                      25,732,750       1,700,000               0
  Costs paid relating to sale of property               (245,721)        (58,136)              0
  Acquisitions of property and equipment              (2,050,996)     (1,435,708)     (1,656,763)
  Decrease (increase) in mortgage
   escrow deposits                                       504,953        (184,068)       (430,701)
                                                    ------------    ------------    ------------

  Net cash provided by (used in)
   investing activities                               23,940,986          22,088      (2,087,464)
                                                    ------------    ------------    ------------
Net cash from operating and investing
   activities, carried forward                        24,489,616       4,018,881       1,700,251


*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                    Year Ended March 25,
                                                        ------------------------------------------
                                                            1998           1997           1996*
                                                        ------------    -----------    -----------
Net cash from operating and investing activities,
  brought forward                                         24,489,616      4,018,881      1,700,251
                                                        ------------    -----------    -----------

Cash flows from financing activities:
  Principal payments of purchase money notes              (7,598,428)    (1,650,000)             0
  Proceeds from mortgage notes payable                     1,900,000              0              0
  Distributions paid                                      (2,017,287)             0              0
  Principal payments of mortgage notes payable           (17,357,632)    (2,371,876)    (2,224,465)
  Decrease in capitalization of minority interest            (57,489)       (30,844)       (14,755)
                                                        ------------    -----------    -----------
   Net cash used in financing activities                 (25,130,836)    (4,052,720)    (2,239,220)
                                                        ------------    -----------    -----------

Net decrease in cash and cash equivalents                   (641,220)       (33,839)      (538,969)
Cash and cash equivalents at beginning of year             2,618,155      2,651,994      3,190,963
                                                        ------------    -----------    -----------
Cash and cash equivalents at end of year                $  1,976,935    $ 2,618,155    $ 2,651,994
                                                        ============    ===========    ===========

Supplemental disclosure of cash flows information:
  Cash paid during the year for interest                $  3,826,430    $ 4,372,432    $ 4,972,715
                                                        ============    ===========    ===========

Supplemental disclosures of noncash investing
  and financing activities:
  Increase in property and equipment-held for
   sale reclassified from property and equipment        $  4,441,392    $         0    $         0
  Increase in purchase money notes payable due to
   the capitalization of prepaid expenses and other
   assets                                                    312,799        355,881              0

  Forgiveness of indebtedness:
   Decrease in purchase money note payable                (8,088,707)    (4,830,591)             0
   Decrease in due to selling partners                   (20,169,000)    (5,681,011)             0
   Decrease in due to general partners
    of subsidiaries and their affiliates                           0       (687,471)             0
   Decrease in due to general partners and affiliates              0       (466,035)             0
   Decrease in accounts payable, accrued
    expenses and other liabilities                                 0       (298,804)             0


*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                    Year Ended March 25,
                                           -------------------------------------
                                               1998           1997        1996*
                                           ------------    ----------   --------
Summarized below are the components
  of the gain on sale of property:
  Decrease in property and equipment,
   net of accumulated depreciation         $ 28,555,274    $1,035,669   $      0
  Decrease in cash - restricted for
   tenants' security deposits                   123,546             0          0
  Decrease in mortgage escrow deposits          266,623             0          0
  Decrease in prepaid expenses and
   other assets                                 140,216             0          0
  Decrease in mortgage notes payable         (7,630,058)            0          0
  Increase in accounts payable, accrued
   expenses and other liabilities               369,788             0          0
  Decrease in tenant's security
   deposits payable                            (121,874)            0          0
  Decrease in due to general partners
   of subsidiaries and their affiliates        (635,625)            0          0



*Reclassified for comparative purposes.

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


NOTE 1 - Organization

Cambridge Advantaged Properties Limited Partnership (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on June 28, 1984. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") that is financed and/or operated with some form of local, state or federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

The General Partners of the Partnership are Assisted Housing Associates Inc., (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership.

Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985 and no further issuance of initial limited partnership interests or additional limited partnership interests is anticipated.

As of March 25, 1998, the Partnership holds an interest in 52 Local Partnerships, each of which owns one Apartment Complex which receives Government Assistance. During the fiscal year ended March 25, 1998 the properties and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Partnership's Local Partnership's Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. Through the fiscal year ended March 25, 1998, the properties and the related assets and liabilities owned by six subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interest in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively (see Note 10).

The terms of the Limited Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 60 (5 of which only have activity through the date of sale of their properties and the related assets and liabilities and 3 of which only have activity through the date of sale of the Partnership's interest), 61 (1 of which only had activity through the date of sale of its property and the related assets and liabilities) and 61 subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 1998, 1997 and 1996, respectively. The Partnership

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March 25. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March
25. The Partnership's fiscal year ends on March 25 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $0 and $54,476 for the years ended March 25, 1998, 1997 and 1996, respectively (the 1997, 1996 and 1995 Fiscal Years). The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


Through March 25, 1998, the Partnership has recorded approximately $5,283,000 as a loss on impairment of assets.

c)  Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

e)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

f)  Loss Contingencies

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

g)  Use of Estimates

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                             March 25, 1998              March 25, 1997
                                       -------------------------   -------------------------
                                         Carrying                    Carrying
                                          Amount     Fair Value       Amount     Fair Value
                                       -----------   -----------   -----------   -----------
Mortgage Notes Payable for
  which it is:
  Practicable to estimate fair value   $39,318,544   $39,488,393   $43,722,772   $43,993,062
  Not practicable to estimate
   fair value                          $29,596,529           (a)   $48,279,991           (a)

  Purchase money notes
   payable for which it is:
   Not practicable to estimate
    fair value                         $68,296,196   $83,670,532                         (b)

  Due to selling partners for
   which it is:
   Not practicable to estimate
    fair value                         $85,835,988   $99,414,479                         (b)

(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the partnerships.

(b) For the reasons discussed in Note 7 it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment and Property and Equipment Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                            March 25
                                 ------------------------------      Estimated
                                      1998             1997         Useful Lives
                                 -------------    -------------     ------------
Land                             $  10,588,409    $  13,519,192
Buildings and improvements         165,490,058      216,934,795     5 - 40 Years
Furniture and fixtures               9,284,603        9,630,659     3 - 10 Years
                                 -------------    -------------

                                   185,363,070      240,084,646

Less:  Accumulated depreciation    (83,277,443)     (99,888,832)
                                 -------------    -------------

                                 $ 102,085,627    $ 140,195,814
                                 =============    =============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

Depreciation expense for the 1997, 1996 and 1995 Fiscal Years amounted to $7,164,517, $8,484,538, and $6,529,518 respectively.

As of December 31, 1995, Bicentennial had experienced significant cash flow problems and was in default on the underlying mortgage and wraparound mortgage note payable. Beal Bank, the holder of the underlying mortgage had provided formal notice of their intent to foreclose. As a result of the 1995 loss combined with a history of operating and cash flow losses, it was determined that an impairment of property and equipment existed at December 31, 1995. The impairment loss was determined to be $4,343,215 for the 1995 Fiscal Year. The amount of the impairment loss was determined based on the difference in the carrying value of property and equipment (net of depreciation) and the appraisal provided by Beal Bank, the underlying mortgage holder. The appraisal was dated January 29, 1996, in the amount $1,050,000. On May 2, 1996 the property owned by Bicentennial was sold to a third party (see Note 10).

Saraland is located on an EPA Superfund Cleanup Site. During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and HUD. However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzene and Aldrene found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage (see Note 11). Accordingly, for the year ended March 25, 1997, an impairment loss in the amount of $939,612 has been recognized in the financial statements. On March 25, 1997, the land and building were written down to zero.

The components of property and equipment held for sale at March 25, 1998 are as follows:

Land                                   $  381,624
Buildings and improvements              7,104,044
Furniture and fixtures                    174,476
                                       ----------

                                        7,660,144

Less:  Accumulated depreciation        (3,218,752)
                                       ----------

                                       $4,441,392
                                       ==========

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                              March 25,
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------
Reserves for replacements                            $ 5,776,649     $ 6,505,591
Real estate taxes, insurance and other                 4,454,486       4,549,481
                                                     -----------     -----------

                                                     $10,231,135     $11,055,072
                                                     ===========     ===========

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $530,000, including principal and interest at rates varying from 3% to 11.4% per annum, through June 2027. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Under the terms of regulatory agreements with the Secretary of the U.S. Department of Housing and Urban Development ("HUD"), subsidiary partnerships with mortgage note balances aggregating approximately $61,168,000 and $68,800,000 at December 31, 1997 and 1996, respectively, providing for interest at rates ranging from 3.0% to 11.4% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

In addition, one subsidiary partnership with mortgage note balances of approximately $4,469,000 and $4,564,000 at December 31, 1997 and 1996,
respectively, entered into interest reduction subsidy agreements with the Massachusetts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%.

Annual principal payment requirements for each of the next five years are as follows:

                              Amount
                           -----------
1998                       $ 3,568,536
1999                         2,430,582
2000                         2,610,405
2001                         2,803,174
2002                         3,011,352
Thereafter                  54,491,024
                           -----------
Total                      $68,915,073
                           ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $164,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money notes at March 25, 1998 and 1997 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the initial term, as extended, will not be in default during the initial term, as extended, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $85,000,000 and $98,000,000 as of March 25, 1998 and 1997, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. Through March 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years and extension fees in the amount of $795,643 were incurred by the Partnership. Such notes are now due with maturity dates ranging from August to December 1998. Of such fees incurred, $648,126 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


principal, accrued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $1,474,000, $1,410,000 and $1,390,000 were made to the Partnership during each of the years ended March 25, 1998, 1997 and 1996, respectively, of which approximately $883,000, $813,000 and $834,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $144,000, $117,000 and $105,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $1,031,000, $1,744,000 and $1,709,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1997, 1996, and 1995 Fiscal Years, respectively.

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:

                                                   Year Ended March 25,
                                          --------------------------------------
                                             1998          1997          1996
                                          ----------    ----------    ----------

Partnership management fees (a)           $1,142,000    $1,142,000    $  125,000
Expense reimbursement (b)                    162,636       172,515       146,205
Property management fees (c)               1,834,532     2,048,346     2,063,787
Local administrative fee (d)                  83,750        82,500        82,500
                                          ----------    ----------    ----------

                                          $3,222,918    $3,445,361    $2,417,492
                                          ==========    ==========    ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to $557,755 and $1,623,237 were accrued and unpaid as of March 25, 1998 and 1997, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $114,167 and $141,498 were accrued and unpaid as of March 25, 1998 and 1997, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $1,882,302, $2,033,267 and $2,016,617 for the 1997,
1996 and 1995 Fiscal Years, respectively. Property management fees incurred to affiliates of the Partnership amounted to $21,296, $15,079 and $47,170 for the 1997, 1996 and 1995 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


(d) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Due to local general partners and affiliates at December 31, 1997 and 1996 consists of the following:

                                                            December 31,
                                                   -----------------------------
                                                      1998               1997
                                                   ----------         ----------
Operating advances (a) (b)                         $  362,288         $  362,288
Operating deficit loan (b)                            455,550            455,550
Management and other fees                             544,152            919,431
                                                   ----------         ----------

                                                   $1,361,990         $1,737,269
                                                   ==========         ==========

(a) Operating advances include three loans payable to local general partners and affiliates.

(b) These loans are unsecured, noninterest bearing and payable out of available surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax income (loss) for the Partnership and its subsidiaries is as follows:

                                                              Year Ended December 31,
                                                    -------------------------------------------
                                                         1997           1996           1995
                                                    ------------    -----------    ------------
Financial statement net income (loss)               $ 20,650,192    $(2,363,628)   $(15,644,033)
Difference resulting from parent company
  having a different fiscal year for income tax
  and financial reporting purposes                       606,254       (557,009)          8,678
Difference resulting primarily from depreciation
  and amortization expense recorded for financial
  reporting purposes and income tax purposes          (1,652,343)    (2,427,826)     (5,031,092)
Loss on impairment of assets recorded for
  financial reporting purposes                                 0        939,612       4,343,215
Difference between gain on sale of assets
  recorded for financial reporting purposes and
  for income tax purposes                             18,645,239     (1,887,492)              0
Difference between a forgiveness of indebtedness
  income recorded for financial reporting
  purposes and for income tax purposes                (3,490,125)             0               0
Other, including accruals for financial reporting
  purposes not deductible for tax purposes
  until paid                                           2,208,922         74,416         386,913
                                                    ------------    -----------    ------------
Income (loss) as shown on the income tax return
  for the calendar year ended                       $ 36,968,139    $(6,221,927)   $(15,936,319)
                                                    ============    ===========    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


NOTE 10 - Sale of Properties

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

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,158,870. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,621,969, resulting in forgiveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $830,182. The Partnership used $450,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of $2,371,789.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000 resulting in a loss in the amount of $824,647. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $6,910,594.

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, resulting in a loss in the amount of $1,139,486. No proceeds were used to settle the associated Purchase Money Notes and accrued interest resulted in forgiveness of indebtedness income of $8,270,497.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $343,493. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $4,820,571.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Events of Default and Going Concern

The financial statements for six subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these six subsidiary partnerships modified their reports on the 1997 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern. The

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


six subsidiary partnerships are Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Park of Pecan I"), Park of Pecan II, Ltd. ("Park of Pecan II"), Cranbrook Manor Apartments Limited Partnership ("Cranbrook"), Saraland Apartments, Ltd. ("Saraland") and Valley Arms, Ltd. ("Valley Arms").

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Bellfort Associates, Ltd.
-------------------------

Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. The original maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an additional year on the twelfth, thirteenth and fourteenth anniversaries. Bellfort has been granted the option to extend the term to November 1, 1998, and has the option to extend the term through October 31, 1999, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1997 and 1996 of approximately $3,737,000 and $3,417,000, respectively, is also subject to 9% interest. The note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

The purchase money note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by the U.S. Department of Housing and Urban Development (HUD), who had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1997.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1998. Bellfort's forecasted cash flows for 1998 indicate a significant shortfall of amounts needed to repay such note and the related deferred interest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bellfort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1998 and 1997. Bellfort's net loss after minority interest amounted to approximately $586,000, $580,000 and $694,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
------------------------------------------------

Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and as of December 31, 1997 have net capital deficiencies aggregating approximately $5,353,000. Park of Pecan I and II previously funded their operating losses by borrowing amounts pursuant to operating deficit guaranty agreements made in connection with the acquisition of the Apartment Complexes. However, such agreements expired December 31, 1989 and Park of Pecan I and II have not made arrangements to obtain an extension or additional funds. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 at March 25, 1998 and 1997. Park of Pecan I's net loss after minority interest amounted to approximately $219,000, $158,000 and $196,000 for the 1997, 1996 and 1995 Fiscal
Years, respectively. Park of Pecan II's net loss after minority interest amounted to approximately $224,000, $170,000 and $185,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

On January 13, 1998, Park of Pecan I & II entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The contract has since been amended to reflect a lower price adjustment and $600,000 in tax exempt bonds to the Partnership. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

Cranbrook Manor Apartments Limited Partnership
----------------------------------------------

During the year ended December 31, 1997, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") incurred a net loss of approximately $246,000 and total liabilities exceeded total assets by approximately $1,697,000 at December 31, 1997. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA dated October 1, 1976, September 1, 1982 and November 1, 1991. The Section 8 agreements were renewed for one year, expiring on September 30, 1998, August 31, 1998 and October 31, 1998, respectively. Cranbrook 's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with HUD. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms to Cranbrook upon the expiration of the agreement. As of December 31, 1997, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations. The Partnership's investment in Cranbrook has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1998 and 1997. Cran-

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


brook's net loss after minority interest amounted to approximately $246,000, $223,000 and $138,000 for the 1997, 1996 and 1995 Fiscal Years,
respectively.

Saraland Apartments, Ltd.
-------------------------

Saraland Apartments, Ltd. ("Saraland") has been designated as a "Superfund" site on the National Priorities List under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). On March 18, 1992, Redwing Carriers, Inc., a trucking company which utilized the Saraland site prior to development of the property as a low-income apartment complex, served an Amended Complaint on the Partnership and C/R Special Partnership, among others, adding them to the lawsuit previously commenced against Saraland and the general partners in the United States District Court for the Southern District of Alabama. That lawsuit seeks reimbursement for costs previously incurred by Redwing Carriers with respect to the site, which at the time of the Amended Complaint totaled approximately $2,000,000, as well as a declaration that each of the defendants is jointly and severally liable for costs of response or damages resulting from the release of hazardous substances, among other items of relief. In September 1996, the 11th Circuit Court of Appeals affirmed a lower court's decision dismissing the Partnership and C/R Special Partnership from the case, and, accordingly, the Partnership and C/R Special Partnership are no longer subject to liability in the lawsuit brought by Redwing Carriers, Inc.

During March 1993, the Partnership was named by the United States Environmental Protection Agency ("EPA") as a "Potentially Responsible Party" under Superfund in connection with the Saraland Apartment Complex Site.

On July 16, 1993, Saraland, the local general partners (Roar Corporation and the Estate of Robert Coit), the limited partners (the Partnership and C/R Special Partnership), and five other parties were named as Respondents in a unilateral administrative order (the "Order") issued under CERCLA by EPA, directing the Respondents to implement the EPA-selected remedy for addressing contamination by hazardous substances at the site. In December 1993, Saraland and its general partners, the Partnership and C/R Special Partnership informed EPA that they have "sufficient cause" to not comply with the Order. Redwing Carriers, Inc. initially advised EPA that it would commence implementation of the Order. It has recently, however, refused to do so and EPA has now begun implementation of the remedy.

Since September 1993, EPA has not notified the Partnership whether it intends to take further legal action. During the 1994 Fiscal Year, EPA determined that cleanup for the project site could cost between six and ten million dollars. In or around late 1996, EPA elected to vacate the apartment complex and relocate all tenants. Given the fact that EPA has not informed the Partnership whether or not it intends to pursue the Partnership through further legal action, neither management nor management's counsel are in a position, at this point, to evaluate the likelihood of an unfavorable outcome or range of any potential loss. However, the dismissal of the Partnership and C/R Special Partnership from the Redwing litigation (discussed above) should provide strong grounds upon which to contest any attempt by EPA to visit liability for undertaking and funding the remedy and/or relocation upon the Partnership. The Partnership intends to present a vigorous defense and strongly contests any further legal action brought by or on behalf of EPA to obtain from the Partnership remedial funding and/or any other costs associated with this matter. Litigation costs incurred through March 25, 1998 by the Partnership total approximately $275,000.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and HUD. However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzene and Aldrene found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage.

On May 13, 1997, a number of residents at the Saraland Apartments complex served a purported class action complaint upon the Partnership and C/R Special Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the conduct of all defendants. Given the early stage of this proceeding, it is not possible to evaluate the likelihood of an unfavorable outcome. Nonetheless, the Partnership intends to present a vigorous defense and will strongly contest its liability for the claims made in this action.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments, other than the impairment loss discussed in Note 4, that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was $0 at both March 25, 1998 and 1997, and the minority interest balance was approximately $22,000 at each date. Saraland's net (income) loss after minority interest amounted to approximately $(7,900), $912,000 and $42,000 for the 1997, 1996, and 1995 Fiscal Years, respectively.

Valley Arms, Ltd.
-----------------

During the year ended December 31, 1997, Valley Arms, Ltd. ("Valley Arms") incurred a net loss of approximately $79,000 and as of that date, Valley Arms' total current liabilities exceeded its total current assets by approximately $1,395,000. As of December 31, 1997, Valley Arms is fifteen months delinquent on its mortgage payment, subsequent to December 31, 1997, the Partnership filed a petition of bankruptcy under Chapter 11 of the bankruptcy code. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. Valley Arms' continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mortgage, to obtain additional capital contributions from partners, and ultimately, to attain successful operations. Management of Valley Arms is making all efforts possible to increase the occupancy and the rental income of the project and to make the necessary improvements to enhance the property, in an attempt to improve Valley Arms' cash flow. Management of Valley Arms is also currently negotiating a sale of the project. The Partnership's investment in Valley Arms was approximately $481,000 and $560,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $79,000, $99,000 and $49,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


b)  Subsidiary Partnerships - Other

Bonnie Doone Apartments, Ltd.
-----------------------------

Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represent 57% of gross income. The current contracts expire on July 31, 1998 and May 31, 1999 and renewal is uncertain. Management of Bonnie Doone intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Bonnie Doone was approximately $364,000 and $416,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Bonnie Doone's net loss after minority interest amounted to approximately $52,000, $69,000 and $22,000 for the 1997, 1996 and 1995 Fiscal Years, respectively.

Dickens Ferry Apartments, Ltd.
------------------------------

Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contract which represents 66% of gross income. The current contracts expire on July 31, 1998 and September 30, 1998 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $591,000 and $596,000 at March 25, 1998 and 1997, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately $5,000, ($18,000) and $37,000 for the 1997, 1996 and 1995 Fiscal Years,
respectively.

c)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 13% of gross rental revenues. Such management fees amounted to $2,509,259, $2,697,022 and $2,683,574 for the 1997,
1996 and 1995 Fiscal Years, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 1998, uninsured cash and cash equivalents approximated $35,000.

e)  Housing Assistance Payments Contracts

In September 1997, Congress enacted the Multi-family Assisted Housing Reform and Affordability Act of 1997 ("MAHRAA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is generally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRAA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by
Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRAA or that an owner would

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 1998


choose to restructure the mortgage if it were able to participate. MAHRAA is supposed to go into effect on October 28, 1998; regulations implementing the program must be issued prior to that time. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRAA.

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 19% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

On April 30, 1998, the Oakbrook Villa partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $8,250,000. The closing is expected to occur during July 1998. However, no assurance can be given that the closing will occur.

On May 22, 1998, the partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 resulting in a loss in the amount of approximately $125,000. No proceeds were used to settle the associated purchase money notes accrued interest which had a total outstanding balance of approximately $6,803,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners.

Assisted Housing Associates, Inc. ("Assisted General Partner"), Related Beta Corporation ("The Related General Partner") and Cambridge/Related Associates Limited Partnership ("Cambridge/Related") are all affiliates of Related. The general partner of Related is The Related Realty Group, Inc., of which Stephen
M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and by engaging other affiliates of Related. The general partners of Cambridge/Related are the Assisted General Partner and The Related General Partner.

The Assisted General Partner was incorporated in Delaware on June 25, 1985 and the Related General Partner was incorporated in Delaware on January 23, 1984.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special limited partner of the Partnership. In connection with the Transfer, the Partnership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. above.

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

Name                                Position
----                                --------
Stephen M. Ross                     Director

J. Michael Fried                    President and Director

Alan P. Hirmes                      Vice President

Stuart J. Boesky                    Vice President

Frank P. Cerbini                    Vice President

Glenn F. Hopps                      Treasurer

Lynn A. McMahon                     Secretary

STEPHEN M. ROSS, 58, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments.

J. MICHAEL FRIED, 54, is President, a Director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisition affiliate of Related. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 43, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

FRANK P. CERBINI, 41, rejoined Related in 1992 where his primary responsibility has been disposition of real estate. From 1990 to 1992 he was Marketing Director at Carlton Property Auctions; during 1992 he was Vice President of USAuction, Inc. From 1987 to 1990 he was Vice President at Marigold Real Estate, a real estate development company located in Green-wich, CT. From 1980 to 1986 he was in the acquisition office at Related Capital Company. He received a Bachelor of Science in Economics from Manhattan College in 1979.

STUART J. BOESKY, 42, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 35, joined Related in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

LYNN A. McMAHON, 42, has served as Assistant to the President of Capital. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------
J. Michael Fried                    President and Director

Alan P. Hirmes                      Vice President

Stuart J. Boesky                    Vice President

Marc D. Schnitzer                   Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Lynn A. McMahon                     Secretary

MARC D. SCHNITZER, 37, joined Related in January 1988 after receiving his Master of Busi-ness Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Bos-ton Corporation in New York, an international investment banking firm. Mr. Schnitzer re-ceived a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

DENISE L. KILEY, 38, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. McMahon is set forth above.

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

At March 25, 1998, security ownership by the General Partners and their affiliates is as listed:

                                                                 Percentage of
                                                                  Outstanding
                             Name of                            General Partner
Title of Class        Beneficial Ownership           Amount         Interest
--------------        --------------------           ------     ---------------
General Partnership   Assisted Housing
Interest in the       Associates Inc.                  $10           13.2%
Partnership
                      Related Beta Corporation           6           19.8%

                      Cambridge/Related Associates
                      Limited Partnership                4           67.0%
                                                                    -----

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

C/R Special Partnership is the special limited partner of each Local Partnership, with a .01% interest in profits, losses and distributions from such Local Partnerships. As set forth in Item 1, C/R Special Partnership has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agreements on behalf of the Partnership.

No director or executive officer of any General Partner owns any Initial Limited Partnership Interests or Additional Limited Partnership Interests.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
                                                                                   Page
                                                                                ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                31

         Consolidated Balance Sheets at March 25, 1998 and 1997                     199

         Consolidated  Statements  of  Operations  for the Years  Ended
         March 25, 1998, 1997 and 1996                                              200

         Consolidated Statements of Changes in Partners' Deficit for the Years
         Ended March 25, 1998, 1997 and 1996                                        201

         Consolidated  Statements  of Cash  Flows for the  Years  Ended
         March 25, 1998, 1997 and 1996                                              202

         Notes to Consolidated Financial Statements                                 205

(a) 2.   Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                                               230

         Schedule I - Condensed Financial Information of Registrant                 231

         Schedule III - Real Estate and Accumulated Depreciation                    234

         The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.   Exhibits
         --------

(3) Amended and Restated Agreement and Certificate of Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                                             226

(27)     Financial Data Schedule (filed herewith)                                   236

**       Incorporated  by  reference to exhibits  filed with  Amendment
         No. 1 to Cambridge  Advantaged  Properties L.P.'s Registration
         Statement on Form S-11 Registration File No. 2-91993.

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         -------------------------------------------

                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------
         Cedar Bay, LTD                                                    AL
         Northwoods III Apts. LTD                                          AL
         Hackley Village Associates                                        MI
         Huntley Associates #1                                             MI
         Huntley Associates #2                                             MI
         Seymour O'Brien Manor Apts.                                       MI
         Washington Highland Apts.                                         MI
         Vincennes Niblack Apts.                                           MI
         Casa Ramon Apartments                                             NY
         Nu-Elm Apartments                                                 MO
         Pebble Creek LDHA                                                 MI
         Rockdale West at New Bedford                                      MA
         Solemar at South Dartmouth L.P.                                   MA
         Decatur Apartments, LTD                                           TX
         Florence Apartments, LTD                                          TX
         Saraland Apartments, LTD                                          TX
         University Garden Apts. LTD                                       TX
         Southside Village Apts., LTD                                      TX
         Dickens Ferry Apartments, LTD                                     TX
         Bonnie Doone Apartments, LTD                                      TX
         Conifer 208                                                       WA
         Conifer 307                                                       WA
         Conifer 317                                                       WA
         Bellfort Associates, LTD                                          TX
         Cloisters Associates, LTD                                         GA
         Cabarrus Arms Associates, LTD                                     GA
         Summer Arms Apts. LTD                                             GA
         Lexington Village Company                                         GA
         Ware Manor Associates                                             GA
         Nottingham Woods Apts., LTD                                       GA
         Hathaway Court Associates                                         KY
         Tall Pines Associates                                             GA
         Shelton Beach Apts., LTD                                          AL
         Northpointe II, LTD                                               AL
         Caroline Forest Apts.                                             VA
         Park of Pecan I, LTD                                              TX
         Park of Pecan II, LTD                                             TX
         Villa Apollo Associates LTD Ptns.                                 MI
         Carlton Terrace Apartments LTD Ptns.                              MI
         Cranbrook Manor Apartments LTD Ptns.                              MI
         Oakbrook Villa Apartments LTD Ptns.                               MI
         Villa Apollo No. 2 LTD Ptns.                                      MI
         Greenwood Manor, LTD                                              AR
         Malvern Manor                                                     AR
         Hereford Manor, LTD                                               AR
         Henslee Heights, LTD                                              AR

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         -------------------------------------------
                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------
         Oakwood Manor, LTD                                                AR
         West Scenic Apartments, LTD                                       AR
         Robindale East Apartments, LTD                                    AR
         Southwest Apartments, LTD                                         AR
         Valley Arms, LTD                                                  AR
         Lancaster Manor Associates, LTD                                   OH

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

              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)

                                      By: RELATED BETA CORPORATION
                                          a General Partner

Date: June 16, 1998

                                          By: /s/ J. Michael Fried
                                              --------------------
                                              J. Michael Fried
                                              President and Director

                                      By: ASSISTED HOUSING ASSOCIATES, INC.
                                          a General Partner

Date: June 16, 1998

                                          By: /s/ J. Michael Fried
                                              --------------------
                                              J. Michael Fried
                                              President and Director

                                      By: CAMBRIDGE AND RELATED ASSOCIATES
                                          LIMITED PARTNERSHIP

                                          By: Related Beta Corporation

Date: June 16, 1998

                                              By: /s/ J. Michael Fried
                                                  --------------------
                                                  J. Michael Fried
                                                  President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                          Title                           Date
---------------------   -------------------------------------      -------------
                        President and Chief Executive Officer
                        (principal executive officer) and
/s/ Michael Fried       Director of Related Beta Corporation
---------------------   and Assisted Housing Associates, Inc.      June 16, 1998
J. Michael Fried


                        Vice President (principal financial
/s/ Alan P. Hirmes      officer) of Related Beta Corporation
---------------------   and Assisted Housing Associates, Inc.      June 16, 1998
Alan P. Hirmes


                        Treasurer (principal accounting
/s/  Glenn F. Hopps     officer) of Related Beta Corporation
---------------------   and Assisted Housing Associates, Inc.      June 16, 1998
Glenn F. Hopps


/s/ Stephen M. Ross     Director of Related Beta Corporation       June 16, 1998
---------------------
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 10, 1998 on pages 31 and 32, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 1997, 1996 and 1995 Fiscal Years and Schedule III at March 25, 1998. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of eight subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of six (Fiscal 1997) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These six subsidiary partnerships' net losses aggregated $1,346,174, $2,180,247 and $1,303,575 for the 1997, 1996 and 1995 Fiscal Years, respectively, and their assets aggregated $15,764,945 and $17,111,898 at March 25, 1998 and 1997,
respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the purchase money notes are due at maturity which will occur during 1998. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 10, 1998

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                           March 25,
                                                ------------------------------
                                                    1998              1997
                                                ------------      ------------
Cash and cash equivalents                       $     34,753      $    304,186
Investment in subsidiary partnerships             26,162,868        35,508,089
Other assets                                         125,398           142,039
                                                ------------      ------------

  Total assets                                  $ 26,323,019      $ 35,954,314
                                                ============      ============


                       LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                    $ 38,198,256      $ 53,733,067
Due to general partner and affiliates                873,298         1,970,501
Due to selling partners                           63,146,657        78,578,234
Other liabilities                                     11,390            28,998
                                                ------------      ------------

  Total liabilities                              102,229,601       134,310,800

Partners' deficit                                (75,906,582)      (98,356,486)
                                                ------------      ------------

Total liabilities and partners' deficit         $ 26,323,019      $ 35,954,314
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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS

                                                       Year Ended March 25,
                                           -------------------------------------------
                                                1998           1997           1996
                                           ------------    ------------    -----------
Revenues

  Other income                             $     68,702    $      5,788    $    11,380
                                           ------------    ------------    -----------

  Total revenues                           $     68,702    $      5,788    $    11,380
                                           ------------    ------------    -----------

Expenses

  Administrative and management                 455,123         276,068        203,899
  Administrative and management-related
   parties                                    1,304,636       1,314,515        271,205
  Financial, principally interest             5,768,447       6,524,391      7,450,320
                                           ------------    ------------    -----------

  Total expenses                              7,528,206       8,114,974      7,925,424
                                           ------------    ------------    -----------

  Loss from operations                       (7,459,504)     (8,109,186)    (7,914,044)
  Loss on sale of investments in
   subsidiary partnerships                   (2,311,139)              0              0
  Forgiveness of indebtedness income         28,257,707               0              0
  Distribution income of subsidiary
   partnerships in excess of investments         81,676         162,340              0
  Equity in income (loss) of subsidiary
   partnerships (*)                           5,898,451      (2,415,051)       453,824
                                           ------------    ------------    -----------

  Net income (loss)                        $ 24,467,191    $(10,361,897)   $(7,460,220)
                                           ============    ============    ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $0, $12,415,216, and $0 for years ending March 25, 1998, 1997 and 1996.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                           Year Ended March 25,
                                               -------------------------------------------
                                                   1998            1997           1996
                                               ------------    ------------    -----------
Cash flows from operating activities:
Net income (loss)                              $ 24,467,191    $(10,361,897)   $(7,460,220)
                                               ------------    ------------    -----------

Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
  Loss on sale of investments in subsidiary
   partnerships                                   2,311,139               0              0
  Forgiveness of indebtedness income            (28,257,707)              0              0
  Equity in (income) loss of subsidiary
   partnerships                                  (5,898,451)      2,415,051       (453,824)
  (Increase) decrease in other assets                16,641        (137,039)             0

  Increase (decrease) in liabilities:
  Due to general partners and affiliates         (1,097,203)      1,095,291        (25,566)
  Due to selling partners                         5,768,447       6,524,391      7,450,320
  Payments to selling partners                   (1,031,022)       (930,198)      (939,195)
  Other liabilities                                 (17,608)          8,934       (185,218)
                                               ------------    ------------    -----------

  Total adjustments                             (28,205,764)      8,976,430      5,846,517
                                               ------------    ------------    -----------

  Net cash used in operating activities          (3,738,573)     (1,385,467)    (1,613,703)
                                               ------------    ------------    -----------

Cash flows from investing activities:
  Proceeds from sale of investments in
   subsidiary partnerships                          527,181               0              0
  Distributions from subsidiaries                12,405,352       1,281,921      1,389,614
                                               ------------    ------------    -----------

Net cash provided by investing activities        12,932,533       1,281,921      1,389,614
                                               ------------    ------------    -----------

Cash flows from financing activities:
  Principal payments of purchase money
   notes payable                                 (7,577,873)              0              0
  Increase in purchase money notes payable          131,767         206,810              0
  Distributions to partners                      (2,017,287)              0              0
                                               ------------    ------------    -----------
Net cash (used in) provided by
  financing activities                           (9,463,393)        206,810              0
                                               ------------    ------------    -----------

Net (decrease) increase in cash and cash
  equivalents                                      (269,433)        103,264       (224,089)

Cash and cash equivalents, beginning of year        304,186         200,922        425,011
                                               ------------    ------------    -----------

Cash and cash equivalents, end of year         $     34,753    $    304,186    $   200,922
                                               ============    ============    ===========

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1998

                                                Initial Cost            Cost (a)
                                               to Partnership         Capitalized   Gross Amount at which Carried At Close of Period
                                          -------------------------  Subsequent to  ------------------------------------------------
Subsidiary Partnership's                              Buildings and   Acquisition:           Buildings and              Accumulated
Residential Property        Encumbrances     Land      Improvements   Improvements    Land    Improvements    Total     Depreciation
--------------------------  ------------  ----------  -------------  -------------  --------   ----------   ----------  ------------
(10) Pebble Creek            $4,136,331    $266,942     $4,968,283    $ 1,055,031   $266,942   $6,023,314   $6,290,256   $2,162,807
 (1) Knollwood I(e)                   0     311,807      5,924,337     (6,236,144)         0            0            0            0
 (1) Knollwood II(e)                  0     310,663      5,902,600     (6,213,263)         0            0            0            0
 (1) Knollwood III(e)                 0     310,257      5,899,971     (6,210,228)         0            0            0            0
 (1) Knollwood IV(e)                  0     210,423      3,998,047     (4,208,470)         0            0            0            0
 (1) Parklane II(e)                   0     228,684      4,344,999     (4,573,683)         0            0            0            0
 (6) Northwoods III           3,014,045     183,789      3,492,002         32,432    183,789    3,524,434    3,708,223    1,544,016
 (1) Northpointe I
     (Shelton Beach)          2,321,551     156,968      2,982,380        152,664    156,968    3,135,044    3,292,012    1,359,023
 (1) Cedarbay                 2,843,441     184,523      3,505,947          7,963    184,523    3,513,910    3,698,433    1,559,414
 (1) Northpointe II           1,828,474     118,651      2,254,361         44,589    118,651    2,298,950    2,417,601    1,003,646
 (9) Rockdale West            7,014,556     610,192      8,240,035        804,285    610,192    9,044,320    9,654,512    5,948,606
 (9) Buttonwood Acres(f)              0     382,930      4,392,292     (4,775,222)         0            0            0            0
 (9) Solemar I                6,170,486     567,644      7,359,738        652,157    567,644    8,011,895    8,579,539    2,877,864
 (2) West Scenic              2,620,636     201,556      3,893,464        289,536    201,556    4,183,000    4,384,556    1,896,416
 (2) Greenwood Manor          1,258,818      84,416      1,603,982          7,187     84,416    1,611,169    1,695,585      729,523
 (2) Henslee Heights          1,556,035     107,068      2,035,034         14,106    107,068    2,049,140    2,156,208      789,921
 (2) Hereford Manor             947,386      70,391      1,319,817         10,683     70,391    1,330,500    1,400,891      538,374
 (2) Oakwood Manor            4,273,974     295,312      5,627,044        509,364    295,312    6,136,408    6,431,720    2,811,020
 (2) Robindale East           1,701,352     121,808      2,314,340        175,877    121,808    2,490,217    2,612,025    1,090,462
(12) Valley Arms              2,197,339     257,254      2,648,264         19,408    257,254    2,667,672    2,924,926      981,627
 (2) Malvern Manor            1,061,463      73,494      1,396,388          6,479     73,494    1,402,867    1,476,361      546,413
 (2) Southwest                  945,093      68,995      1,310,896         14,288     68,995    1,325,184    1,394,179      597,957
 (3) Lancaster Manor
     Associates               5,403,128     392,991      7,476,427         26,220    392,991    7,502,647    7,895,638    3,363,059
(16) Caroline Apartments      1,314,433     122,239      1,804,976        521,553    122,239    2,326,529    2,448,768    1,292,769
 (1) Florence Apartments      1,987,558     135,644      2,533,694        244,896    135,644    2,778,590    2,914,234    1,213,107
 (1) Saraland Apartments(g)   1,107,809      79,104      1,487,507     (1,566,611)         0            0            0            0
 (1) Bonnie Doone             1,272,967      89,034      1,649,278         22,016     89,034    1,671,294    1,760,328      761,903
(13) Pinewood Village
     (Conifer 317)              920,174     110,658      1,229,121        267,660    128,622    1,478,817    1,607,439      640,818
(17) Conifer Village
     (Conifer 208)            1,102,408      83,189      1,569,170        143,420     81,264    1,714,515    1,795,779      822,685
(13) Fircrest Manor
     (Conifer 307)            1,102,975     133,179      1,479,049        115,780    133,179    1,594,829    1,728,008      720,148
 (4) Westminster Manor(f)             0     457,575      8,662,800     (9,120,375)         0            0            0            0
 (4) Northgate Townhouse(f)           0     336,820      6,280,710     (6,617,530)         0            0            0            0
(15) Pecan Park I             3,266,553     193,864      3,682,091         63,016    193,864    3,745,107    3,938,971    1,654,194
(15) Pecan Park II            3,146,571     187,760      3,481,597         51,816    187,760    3,533,413    3,721,173    1,564,558
(15) Bicentennial Square(d)           0   1,147,629      6,576,179     (7,723,808)         0            0            0            0
(15) Bellfort Arms            7,070,000   1,130,077      6,996,265          1,139   1,130,077   6,997,404    8,127,481    3,151,194
 (8) Hathaway Court           3,081,806     217,960      4,157,713        198,381    217,960    4,356,094    4,574,054    2,861,183
 (5) Lexington Village        1,894,181     133,830      2,580,297        153,684    133,830    2,733,981    2,867,811    1,743,271
 (5) Ware Manor               1,507,778     108,955      2,079,603        161,798    108,955    2,241,401    2,350,356    1,425,083
(14) Summer Arms              1,729,420     123,135      2,381,092         14,390    123,135    2,395,482    2,518,617    1,582,620
(12) Cabarrus Arms            1,288,775     102,987      1,850,151        154,352    102,987    2,004,503    2,107,490    1,252,721
 (1) Sundown Apts.
     (Cloister)               3,974,713     357,930      5,134,467        289,773    357,930    5,424,240    5,782,170    3,475,166
 (5) Tall Pines               1,906,523     166,974      2,657,152        288,149    166,974    2,945,301    3,112,275    1,843,889
 (1) Nottingham Woods         2,560,292     185,145      3,556,877        178,110    184,312    3,735,820    3,920,132    2,327,873
 (7) Seymour O'Brien Manor    1,111,198      77,893      1,483,726        294,288     77,893    1,778,014    1,855,907      704,257


                                                        Life on which
                                                       Depreciation in
                                                        Letest Income
Subsidiary Partnership's        Date of                  Statement is
Residential Property          Construction  Acquired    Computed(b)(c)
--------------------------    ------------  ---------  --------------
(10) Pebble Creek                  (c)      Nov. 1984     5 - 27.5
 (1) Knollwood I(e)                (c)      Sept. 1984    30
 (1) Knollwood II(e)               (c)      Sept. 1984    30
 (1) Knollwood III(e)              (c)      Sept. 1984    30
 (1) Knollwood IV(e)               (c)      Sept. 1984    30
 (1) Parklane II(e)                (c)      Sept. 1984    30
 (6) Northwoods III                (c)      Oct. 1984     15 - 30
 (1) Northpointe I
     (Shelton Beach)               (c)      Nov. 1984     15 - 30
 (1) Cedarbay                      (c)      Sept. 1984    15 - 30
 (1) Northpointe II                (c)      Nov. 1984     15 - 30
 (9) Rockdale West                 (c)      Oct. 1984     15-27
 (9) Buttonwood Acres(f)           (c)      Oct. 1984     20
 (9) Solemar I                     (c)      Oct. 1984     15-27
 (2) West Scenic                   (c)      Dec. 1984     10 - 30
 (2) Greenwood Manor               (c)      Dec. 1984     30
 (2) Henslee Heights               (c)      Dec. 1984     35
 (2) Hereford Manor                (c)      Dec. 1984     35
 (2) Oakwood Manor                 (c)      Dec. 1984     5 - 30
 (2) Robindale East                (c)      Dec. 1984     10 - 30
(12) Valley Arms                   (c)      Dec. 1984     35
 (2) Malvern Manor                 (c)      Dec. 1984     35
 (2) Southwest                     (c)      Dec. 1984     30
 (3) Lancaster Manor
     Associates                    (c)      Dec. 1984     30
(16) Caroline Apartments           (c)      Nov. 1984     28
 (1) Florence Apartments           (c)      Oct. 1984     15 - 30
 (1) Saraland Apartments(g)        (c)      Oct. 1984     30
 (1) Bonnie Doone                  (c)      Nov. 1984     27.5 - 30
(13) Pinewood Village
     (Conifer 317)                 (c)      Nov. 1984     15 - 30
(17) Conifer Village
     (Conifer 208)                 (c)      Nov. 1984     19 - 30
(13) Fircrest Manor
     (Conifer 307)                 (c)      Nov. 1984     20 - 30
 (4) Westminster Manor(f)          (c)      Oct. 1984     30
 (4) Northgate Townhouse(f)        (c)      Oct. 1984     30
(15) Pecan Park I                  (c)      Dec. 1984     30
(15) Pecan Park II                 (c)      Dec. 1984     18 - 30
(15) Bicentennial Square(d)        (c)      Dec. 1984     30 - 40
(15) Bellfort Arms                 (c)      Nov. 1984     30
 (8) Hathaway Court                (c)      Nov. 1984     20
 (5) Lexington Village             (c)      Nov. 1984     12 - 27.5
 (5) Ware Manor                    (c)      Nov. 1984     15 - 27.5
(14) Summer Arms                   (c)      Nov. 1984     20
(12) Cabarrus Arms                 (c)      Nov. 1984     7 - 20
 (1) Sundown Apts.
     (Cloister)                    (c)      Nov. 1984     10 - 20
 (5) Tall Pines                    (c)      Nov. 1984     27.5
 (1) Nottingham Woods              (c)      Nov. 1984     10 - 20
 (7) Seymour O'Brien Manor         (c)      Oct. 1984     5 - 27.5

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 1998
                                   (continued)

                                            Initial Cost              Cost (a)
                                           to Partnership         Capitalized      Gross Amount at which Carried At Close of Period
Subsidiary                            -------------------------  Subsequent to     ------------------------------------------------
Partnership's                                     Buildings and   Acquisition:              Buildings and              Accumulated
Residential Property    Encumbrances     Land      Improvements   Improvements       Land    Improvements    Total     Depreciation
----------------------  ------------  ----------  -------------  -------------     --------   ----------   ----------  ------------
 (7) Washington
     Highlands             1,135,933       79,571     1,508,983       348,589        79,571     1,857,572     1,937,143      671,314
 (7) Vincennes
     Niblack               2,561,393      184,718     3,502,697       843,965       184,718     4,346,662     4,531,380    1,499,473
(11) Nu Elm                1,428,764      100,552     1,913,293       375,236       100,552     2,288,529     2,389,081      898,756
 (3) Casa Ramon            1,775,369      121,197     2,318,916       283,574       121,197     2,602,490     2,723,687    1,132,702
(10) Hackley
     Village               1,056,515       80,562     1,530,639         3,791        80,562     1,534,430     1,614,992      603,592
(10) Huntley
     Associates I          1,727,550      125,087     2,376,634       318,585       125,087     2,695,219     2,820,306    1,026,801
(10) Huntley
     Associates II         1,307,052       98,140     1,864,671       242,618        98,140     2,107,289     2,205,429      802,168
 (1) Decatur               1,957,529      135,554     2,531,304       100,798       135,554     2,632,102     2,767,656    1,174,851
 (1) Dickens Ferry         1,555,152      108,914     2,058,001       239,871       108,914     2,297,872     2,406,786      966,810
(15) University
     Gardens               1,756,042      127,004     2,288,254        36,097       127,004     2,324,351     2,451,355    1,263,510
(15) Southside
     Villages              1,952,070      135,624     2,508,705        18,325       135,624     2,527,030     2,662,654    1,360,369
(10) Carlton Terrace       7,778,403      755,304     8,627,605       116,679       755,304     8,744,284     9,499,588    4,873,371
(10) Apollo Villa          2,590,348      229,304     2,903,658        46,834       229,304     2,950,492     3,179,796    1,646,009
(10) Apollo Villa II       6,426,737      577,304     7,260,975       151,018       577,304     7,411,993     7,989,297    4,143,502
(10) Cranbrook Manor       3,339,852      261,948     3,510,485       610,847       261,948     4,121,332     4,383,280    1,474,569
(10) Oakbrook Villa        8,222,318      411,597     9,143,169     2,762,360       411,597    11,905,529    12,317,126    4,120,811
                        ------------  -----------  ------------  ------------   -----------  ------------  ------------  -----------
                        $137,211,269  $14,730,719  $222,052,152  $(43,759,657)  $10,970,033  $182,053,181  $193,023,214  $86,496,195
                        ============  ===========  ============  ============   ===========  ============  ============  ===========


                                                     Life on which
                                                    Depreciation in
Subsidiary                                           Letest Income
Partnership's                Date of                  Statement is
Residential Property       Construction  Acquired    Computed(b)(c)
----------------------     ------------  ---------  --------------
 (7) Washington
     Highlands                  (c)      Oct. 1984     5 - 27.5
 (7) Vincennes
     Niblack                    (c)      Oct. 1984     5 - 27.5
(11) Nu Elm                     (c)      Oct. 1984     5 - 27.5
 (3) Casa Ramon                 (c)      Oct. 1984     5 - 27.5
(10) Hackley
     Village                    (c)      Oct. 1984     15 - 27.5
(10) Huntley
     Associates I               (c)      Oct. 1984     5 - 27.5
(10) Huntley
     Associates II              (c)      Oct. 1984     5 - 27.5
 (1) Decatur                    (c)      Oct. 1984     15 - 40
 (1) Dickens Ferry              (c)      Nov. 1984     15 - 40
(15) University
     Gardens                    (c)      Nov. 1984     25
(15) Southside
     Villages                   (c)      Nov. 1984     25
(10) Carlton Terrace            (c)      Dec. 1984     25
(10) Apollo Villa               (c)      Dec. 1984     25
(10) Apollo Villa II            (c)      Dec. 1984     25
(10) Cranbrook Manor            (c)      Dec. 1984     5 - 40
(10) Oakbrook Villa             (c)      Dec. 1984     5 - 40

(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8, Financial Statements and Supplementary Data.

Geographic Locations: (1) Alabama, (2) Arkansas, (3) California, (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                         Cost of Property and Equipment                          Accumulated Depreciation
                                ------------------------------------------------      ----------------------------------------------
                                                                         Year Ended March 25,
                                ----------------------------------------------------------------------------------------------------
                                    1998              1997              1996             1998              1997             1996
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at beginning of period  $240,084,646      $243,918,076      $246,741,642      $99,888,832      $ 94,655,094      $88,235,454
Additions during period:
  Improvements                     2,050,996         1,435,708         1,656,763
  Depreciation expense                                                                  7,164,517         8,484,538        6,529,518
Deductions during period:
  Dispositions                    49,112,428         3,701,188           137,114       20,557,154         2,622,462          109,878
  Loss on impairment                       0         1,567,950         4,343,215                0           628,338                0
                                ------------      ------------      ------------      -----------       -----------      -----------
Balance at close of period      $193,023,214      $240,084,646      $243,918,076      $86,496,195       $99,888,832      $94,655,094
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