Form 10-Q
period 1998-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1998-08-05
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1998

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
                                   (Unaudited)

                                                 ============     ============
                                                   June 25,         March 25,
                                                     1998             1998
                                                 ------------     ------------
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $77,294,736 and $83,277,443,
  respectively                                   $ 88,014,782     $102,085,627
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $10,702,776 and $3,218,752,
  respectively                                     17,226,680        4,441,392
Cash and cash equivalents                           2,566,851        1,976,935
Cash - restricted for tenants'
  security deposits                                 1,264,725        1,268,097
Mortgage escrow deposits                           10,825,832       10,231,135
Prepaid expenses and other assets                   1,351,302        1,694,068
                                                 ------------     ------------
  Total assets                                   $121,250,172     $121,697,254
                                                 ============     ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $ 68,372,593     $ 68,915,073
  Purchase money notes payable
   (Note 2)                                        65,750,933       68,296,196
  Due to selling partners (Note 2)                 83,862,561       86,156,722
  Accounts payable, accrued
   expenses and other liabilities                   2,858,812        2,769,806
  Tenants' security deposits payable                1,209,070        1,183,799
  Due to general partners of
   subsidiaries and their affiliates                1,322,446        1,361,990
  Due to general partners and
   affiliates                                       1,784,251        1,477,654
                                                 ------------     ------------
   Total liabilities                              225,160,666      230,161,240
                                                 ------------     ------------
Minority interest                                         857            2,082
                                                 ------------     ------------
Commitments and contingencies (Note 5)
Partners' deficit:
  Limited partners                               (102,334,713)    (106,843,883)
  General partners                                 (1,576,638)      (1,622,185)
                                                 ------------     ------------
  Total partners' deficit                        (103,911,351)    (108,466,068)
                                                 ------------     ------------
  Total liabilities and partners' deficit        $121,250,172     $121,697,254
                                                 ============     ============

          See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   ===========================
                                                        Three Months Ended
                                                             June 25,
                                                   ---------------------------
                                                       1998            1997
                                                   -----------     -----------
Revenues

  Rentals, net                                     $ 7,099,729     $ 8,905,977
  Other                                                247,181         305,435
  Gain on sale of property
   (Note 4)                                            595,012               0
                                                   -----------     -----------
Total revenues                                       7,941,922       9,211,412
                                                   -----------     -----------

Expenses

  Administrative and management                      1,298,249       1,512,084
  Administrative and management-
   related parties (Note 3)                            731,961         863,225
  Operating                                          1,610,509       1,889,403
  Repairs and maintenance                            1,765,439       2,163,580
  Taxes and insurance                                  952,513       1,053,007
  Interest                                           2,329,205       3,234,660
  Depreciation                                       1,501,829       2,108,714
                                                   -----------     -----------
Total expenses                                      10,189,705      12,824,673
                                                   -----------     -----------

Net loss before minority interest                   (2,247,783)     (3,613,261)
Minority interest in income
  of subsidiaries                                         (608)         (2,528)
                                                   -----------     -----------
Loss before extraordinary item                      (2,248,391)     (3,615,789)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                       6,803,108               0
                                                   -----------     -----------
Net income (loss)                                  $ 4,554,717     $(3,615,789)
                                                   ===========     ===========

          See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes In Partners' Deficit
                                   (Unaudited)

                            ===================================================
                                                   Limited            General
                                Total              Partners           Partners
                            ---------------------------------------------------
Balance -
 March 26, 1998             $(108,466,068)      $(106,843,883)      $(1,622,185)

Net income                      4,554,717           4,509,170            45,547
                            -------------       -------------       -----------

Balance -
 June 25, 1998              $(103,911,351)      $(102,334,713)      $(1,576,638)
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

                                                  =============================
                                                       Three Months Ended
                                                             June 25,
                                                  -----------------------------
                                                     1998              1997*
                                                  -----------------------------
Cash flows from operating activities:

Net income (loss)                                 $ 4,554,717       $(3,615,789)
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Gain on sale of property (Note 4)                  (595,012)                0
  Extraordinary item-forgiveness of
   indebtedness income (Note 4)                    (6,803,108)                0
  Depreciation                                      1,501,829         2,108,714
  Minority interest in income
   of subsidiaries                                        608             2,528
  Decrease (increase) in cash-restricted
   for tenants' security deposits                       3,372            (9,551)
  (Increase) decrease in mortgage
   escrow deposits                                   (400,282)          195,535
  Decrease in prepaid
   expenses and other assets                          342,766            45,900
  Increase in due to selling partners               1,967,607         2,469,484
  Payments of interest to selling
   partners                                            (3,923)         (308,090)
  Increase in accounts payable,
   accrued expenses
   and other liabilities                               89,006           278,782
  Increase in tenants' security
   deposits payable                                    25,271             7,182
  Increase in due to general partners
   of subsidiaries and their affiliates               113,523            69,125
  Decrease in due to general partners
   of subsidiaries and their affiliates              (153,067)           (2,025)
  Increase in due to
   general partners and affiliates                    302,278           240,105
                                                  -----------       -----------
  Total adjustments                                (3,609,132)        5,097,689
                                                  -----------       -----------

  Net cash provided by operating
   activities                                         945,585         1,481,900
                                                  -----------       -----------

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

                                                 =============================
                                                       Three Months Ended
                                                            June 25,
                                                 -----------------------------
                                                    1998               1997*
                                                 -----------------------------
Cash flows from investing activities:

  Proceeds from sale of properties                  600,000                  0
  Acquisitions of property and
   equipment                                       (216,941)          (250,014)
  Increase in mortgage escrow
   deposits                                        (194,415)           (20,629)
                                                 ----------         ----------

  Net cash provided by (used in)
   investing activities                             188,644           (270,643)
                                                 ----------         ----------

Cash flows from financing activities:

  Principal payment of mortgage
   notes payable                                   (542,480)          (630,772)
  Decrease in minority interest                      (1,833)            (7,073)
                                                 ----------         ----------

  Net cash used in financing activities            (544,313)          (637,845)
                                                 ----------         ----------

Net increase in cash and cash
  equivalents                                       589,916            573,412
Cash and cash equivalents -
  beginning of period                             1,976,935          2,618,155
                                                 ----------         ----------
Cash and cash equivalents -
  end of period                                  $2,566,851         $3,191,567
                                                 ==========         ==========

Supplemental disclosures of noncash
  activities:
  Increase in purchase money
   notes payable due to the
   capitalization of prepaid expenses
   and other assets                              $        0         $    4,158
  Increase in property and equipment -
   held for sale reclassified from
   property and equipment                        12,785,288                  0

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

                                                        ========================
                                                            Three Months Ended
                                                                June 25,
                                                        ------------------------
                                                           1998           1997*
                                                        ------------------------
  Forgiveness of indebtedness
   (Note 4):
   Decrease in purchase money
    note payable                                        (2,545,263)          0
   Decrease in due to selling
    partners                                            (4,257,845)          0

Summarized below are the
  components of the gain on
  sale of property:
  Decrease in property and
   equipment, net of
   accumulated depreciation                                    669           0
  Decrease in due to general
   partners of subsidiaries
   and their affiliates                                      4,319           0


*Reclassified for comparative purposes.

          See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 1998 and 1997 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fifty-two and sixty subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June 25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25. The Partnership's fiscal quarter ends on June 25 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $17,000 for the three months ended June 25, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 1998 and the results of operations and cash flows for the three months ended June 25, 1998 and 1997. However, the operating results for the three months ended June 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1998 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provide for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of June 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (see below). Purchase money

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

notes at June 25, 1998 and March 25, 1998 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest through maturity during the period August through December 1996, as extended, will not be in default during the initial term, as extended, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $83,000,000 and $85,000,000 as of June 25, 1998 and March 25, 1998, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. Through June 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for two years. Extension fees in the amount of $452,878 were incurred by the Partnership. Such notes are now due with maturity dates ranging from August to December 1998. Of such fees incurred, $313,315 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with some of the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the sellers' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $7,000 and $640,000 were made to the Partnership for the three months ended June 25, 1998 and 1997, respectively, of which approximately $4,000 and $384,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $2,071,000 were made to the Partnership during the three months ended June 25, 1998 and 1997, none of which was used to pay principal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 1998 and 1997 were as follows:

                                                           Three Months Ended
                                                                June 25,
                                                       -------------------------
                                                         1998             1997
                                                       -------------------------
Partnership management fees (a)                        $285,500         $285,500
Expense reimbursement (b)                                32,500           90,469
Property management fees (c)                            392,961          466,256
Local administrative fee (d)                             21,000           21,000
                                                       --------         --------

                                                       $731,961         $863,225
                                                       ========         ========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $843,000 and $558,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $130,000 and $114,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively.

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $392,961 and $466,256 for the three months ended June 25, 1998 and 1997, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 for both the three months ended June 25, 1998 and 1997, respectively.

(d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Property

On May 22, 1998, the Partnership's Local Partnership interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000, resulting in a gain in the amount of approximately $700,000. Of the estimated gain of $700,000 approximately $100,000 will be recorded in the next quarter. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

$6,803,108, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,700,000.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Bonnie Doone Apartments, Ltd.
-----------------------------

Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represented 43% of total revenue for the three months ended March 31, 1998. The current contracts expire on July 31, 1998, and May 31, 1999. Management of Bonnie Doone is currently actively pursuing renewal of the rental subsidy contract with HUD.

Dickens Ferry Apartments Ltd.
-----------------------------

Dickens Ferry Apartments Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contracts which represented 61% of total revenue for the three months ended March 31, 1998. The current contracts expire on July 31, 1998 and September 30, 1998. Management of Dickens Ferry is currently actively pursuing renewal of the rental subsidy contract with HUD.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
------------------------------------------------

On January 13, 1998, Park of Pecan I, Ltd. and Park of Pecan II, Ltd. entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The Partnership will receive these tax exempt bonds as its share of the purchase price. The contract has since been amended to reflect a lower price adjustment and $600,000 in tax exempt bonds to the Partnership. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

Oakbrook Villa Apartments
-------------------------

On April 30, 1998, the Oakbrook Villa partnership entered into a purchase and sale agreement with an unaffiliated third party for a

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 1998
                                   (Unaudited)

purchase price of $8,250,000. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

Lancaster Manor
---------------

On May 29, 1998, Lancaster Manor entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $13,000,000. The closing is expected to occur during August 1998. However, no assurance can be given that the closing will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the three months ended June 25, 1998 and 1997, the Partnership received approximately $7,000 and $640,000, respectively, of cash flow distributions, of which approximately $4,000 and $384,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $2,071,000 were made to the Partnership during the three months ended June 25, 1998 and 1997, none of which was used to pay principal and interest on the Purchase Money Notes. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,248,000 and $947,000 were accrued and unpaid as of June 25, 1998 and March 25, 1998, respectively. The General partners believe that the Partnership's reserves, net proceeds from pending and future sales and future cash flow distributions will be adequate for its operating needs.

During the three months ended June 25, 1998, cash and cash equivalents of the Partnership and its fifty-two consolidated Local Partnerships increased approximately $590,000. This increase was due to cash flow provided by operating activities ($946,000) and proceeds from the sale of property ($600,000) which exceeded, acquisitions of property and equipment ($217,000), a decrease in minority interests ($2,000), an increase in mortgage escrow deposits ($194,000) and repayments of mortgage notes payable ($542,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities are gain on sale of property ($595,000), forgiveness of indebtedness income ($6,803,000) and depreciation ($1,502,000).

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act") (together the "Preser-vation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property entered into a purchase and sale agreement on April 30, 1998. The Lancaster Manor Apartments property entered into a purchase and sale agreement on May 29, 1998.

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

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the Partnership's sale of property see Note 4 to the financial statements.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, excluding Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd. and Knollwood IV, Ltd. (together the "Knollwoods") and Parklane II, Ltd. ("Parklane") which sold their properties and the related assets and liabilities and Northgate Townhouse Apartments, Westminster Manor Apartments and Buttonwood Acres which sold their Local Partnership's interest, gain on sale of properties and forgiveness of indebtedness income, remained fairly consistent during the three months ended June 25, 1998 and 1997. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 20% for the three months ended June 25, 1998 as compared to 1997. Excluding the Knollwoods, Parklane, Northgate, Westminster and Buttonwood rental income increased less than 1% for the three months ended June 25, 1998 as compared to 1997 primarily due to rental rate increases.

Other income decreased approximately $58,000 for the three months ended June 25, 1998 as compared to 1997. Excluding the Knollwoods, Parklane, Northgate, Westminster and Buttonwood, such income increased approximately $14,000.

Total expenses excluding the sold properties and Park of Pecan I, Ltd. and Park of Pecan II, Ltd., Lancaster Manor and Oakbrook Villa for depreciation purposes only, remained fairly consistent with a decrease of approximately 2% for the three months ended June 25, 1998 as compared to 1997.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, interest and depreciation expense decreased approximately $214,000, $131,000, $279,000, $398,000, $905,000 and $607,000,
respectively, for the three months ended June 25, 1998 as compared to 1997 primarily due to decreases relating to the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding the sold properties and Park of Pecan I, Ltd. and Park of Pecan II, Ltd., Lancaster Manor and Oakbrook Villa for depreciation only, such expenses remained fairly consistent with decreases of approximately $7,000, $34,000, $50,000, $52,000, $80,000 and $3,000,
respectively, for the three months ended June 25, 1998 as compared to 1997. Park of Pecan I, Ltd. and Park of Pecan II, Ltd., Lancaster Manor and Oakbrook Villa are not depreciated during the quarter because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $595,000 was recorded for the three months ended June 25, 1998 and forgiveness of indebtedness income in the amount of approximately $6,803,000 was recorded for the three months ended June 25, 1998 (see Note 4 to the Financial Statements).

Year 2000 Compliance
--------------------

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The litigation described in Note 5 to the financial statements contained in Part I, Item 1 is incorporated herein by reference.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            27  Financial Data Schedule (filed herewith).

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

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

Date: August 5, 1998

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Vice President
                                                  (principal financial officer)

Date: August 5, 1998

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

Date: August 5, 1998

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Vice President
                                                  (principal financial officer)

Date: August 5, 1998

                                              By: /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (principal accounting officer)

                                     By: CAMBRIDGE AND RELATED ASSOCIATES
                                         LIMITED PARTNERSHIP

                                         By: Related Beta Corporation,

Date: August 5, 1998

                                              By: /s/ Alan P. Hirmes
                                                  ------------------
                                                  Alan P. Hirmes,
                                                  Vice President
                                                  (principal financial officer)

Date: August 5, 1998

                                              By: /s/ Glenn F. Hopps
                                                  ------------------
                                                  Glenn F. Hopps,
                                                  Treasurer
                                                  (principal accounting officer)