Form 10-Q
period 1998-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1998-11-09
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------
         EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1998

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                                     PART I
Item 1.  Financial Statements
                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                 September 25,      March 25,
                                                     1998             1998
                                                ------------      ------------
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $72,643,682 and $83,277,443,
  respectively                                  $ 83,452,872      $102,085,627
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $10,702,776 and $3,218,752,
  respectively                                    17,170,302         4,441,392
Cash and cash equivalents                          2,054,522         1,976,935
Cash - restricted for tenants'
  security deposits                                1,171,405         1,268,097
Mortgage escrow deposits                          10,491,665        10,231,135
Prepaid expenses and other assets                  1,366,347         1,694,068
                                                ------------      ------------
  Total assets                                  $115,707,113      $121,697,254
                                                ============      ============

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                        $ 63,400,735     $  68,915,073
  Purchase money notes payable
   (Note 2)                                       65,756,065        68,296,196
  Due to selling partners (Note 2)                85,582,232        86,156,722
  Accounts payable, accrued
   expenses and other liabilities                  2,694,862         2,769,806
  Tenants' security deposits payable               1,160,378         1,183,799
  Due to general partners of
   subsidiaries and their affiliates               1,329,289         1,361,990
  Due to general partners and
   affiliates                                      2,007,575         1,477,654
                                                ------------      ------------
   Total liabilities                             221,931,136       230,161,240
                                                ------------      ------------
Minority interest                                      3,122             2,082
                                                ------------      ------------
Commitments and contingencies (Note 5)
Partners' deficit:
  Limited partners                              (104,627,349)     (106,843,883)
  General partners                                (1,599,796)       (1,622,185)
                                                ------------      ------------
  Total partners' deficit                       (106,227,145)     (108,466,068)
                                                ------------      ------------
  Total liabilities and partners' deficit       $115,707,113      $121,697,254
                                                ============      ============


See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)

                           Three Months Ended              Six Months Ended
                              September 25,                  September 25,
                      --------------------------    --------------------------
                           1998          1997           1998           1997
                      -----------    -----------    -----------    -----------
Revenues:

  Rentals, net        $ 7,030,714     $8,576,079    $14,130,443    $17,482,056
  Other                   307,981        362,801        555,162        668,236
  Gain on sale of
   property (Note 4)      155,600      7,042,619        750,612      7,042,619
                      -----------    -----------    -----------    -----------
Total revenues        $ 7,494,295    $15,981,499    $15,436,217     25,192,911
                      -----------    -----------    -----------    -----------

Expenses

  Administrative and
   management           1,220,650      1,624,777      2,518,899      3,136,861
  Administrative and
   management-
   related parties
   (Note 3)               729,487        847,444      1,461,448      1,710,669
  Operating             1,309,500      1,361,158      2,920,009      3,250,561
  Repairs and
   maintenance          1,891,524      2,168,380      3,656,963      4,331,960
  Taxes and insurance     901,606      1,064,879      1,854,119      2,117,886
  Interest              2,283,597      3,074,208      4,612,802      6,308,868
  Depreciation          1,471,460      2,009,741      2,973,289      4,118,455
                      -----------    -----------    -----------    -----------
Total expenses          9,807,824     12,150,587     19,997,529     24,975,260
                      -----------    -----------    -----------    -----------

Net income (loss)
  before minority
  interest             (2,313,529)     3,830,912     (4,561,312)       217,651
Minority interest
  in income of
  subsidiaries             (2,265)      (173,069)        (2,873)      (175,597)
                      -----------    -----------    -----------    -----------
Income (loss) before
  extra-ordinary item  (2,315,794)     3,657,843     (4,564,185)        42,054
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)               0      8,523,525      6,803,108      8,523,525
                      -----------    -----------    -----------    -----------
Net income (loss)     $(2,315,794)   $12,181,368     $2,238,923     $8,565,579
                      -----------    -----------    -----------    -----------


See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             Consolidated Statement of Changes In Partners' Deficit
                                   (Unaudited)

                                                 Limited           General
                               Total             Partners          Partners
                           -------------       -------------       -----------
Balance -
 March 26, 1998            $(108,466,068)      $(106,843,883)      $(1,622,185)

Net income                     2,238,923           2,216,534            22,389
                           -------------       -------------       -----------

Balance -
 September 25,
 1998                      $(106,227,145)      $(104,627,349)      $(1,599,796)
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


                                                        Six Months Ended
                                                          September 25,
                                                  ----------------------------
                                                     1998               1997
                                                  ----------        ----------
Cash flows from operating activities:

Net income                                        $2,238,923        $8,565,579
                                                  ----------        ----------
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
  Gain on sale of property (Note 4)                 (750,612)       (7,042,619)
  Extraordinary item-forgiveness of
   indebtedness income (Note 4)                   (6,803,108)       (8,523,525)
  Depreciation                                     2,973,289         4,118,455
  Minority interest in income
   of subsidiaries                                     2,873           175,597
  Decrease in cash-restricted
   for tenants' security deposits                     23,028           102,070
  (Increase) decrease in mortgage
   escrow deposits                                  (271,184)           55,377
  (Increase) decrease in prepaid
   expenses and other assets                        (128,094)          159,719
  Increase in due to selling partners              3,802,801         4,781,714
  Payments of interest to selling
   partners                                         (119,446)       (1,267,940)
  (Decrease) increase in accounts
   payable, accrued expenses
   and other liabilities                            (865,703)          810,188
  Increase (decrease) in tenants'
   security deposits payable                          44,051          (109,392)
  Increase in due to general partners
   of subsidiaries and their affiliates              203,453           260,997
  Decrease in due to general partners
   of subsidiaries and their affiliates             (236,154)         (103,863)
  Increase in due to
   general partners and affiliates                   525,602           404,194
                                                  ----------        ----------
  Total adjustments                               (1,599,204)       (6,179,028)
                                                  ----------        ----------

  Net cash provided by operating
   activities                                        639,719         2,386,551
                                                  ----------        ----------



See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                        Six Months Ended
                                                          September 25,
                                                  ----------------------------
                                                     1998              1997
                                                  ----------        ----------
Cash flows from investing activities:
  Proceeds from sale of properties                   600,000        24,146,567
  Acquisitions of property and
   equipment                                        (756,615)         (726,778)
  Increase in mortgage
   escrow deposits                                    10,654                 0
                                                  ----------        ----------

  Net cash (used in) provided by
   investing activities                             (145,961)       23,419,789
                                                  ----------        ----------

Cash flows from financing activities:
  Decrease in purchase
   money notes payable                                     0        (7,679,153)
  Principal payment of mortgage
   notes payable                                    (414,338)      (14,613,078)
  Decrease in minority interest                       (1,833)         (213,675)
                                                  ----------        ----------

  Net cash used in financing activities             (416,171)      (22,505,906)
                                                  ----------        ----------

Net increase in cash and cash
  equivalents                                         77,587         3,300,434
Cash and cash equivalents -
  beginning of period                              1,976,935         2,618,155
                                                  ----------        ----------
Cash and cash equivalents -
  end of period                                   $2,054,522        $5,918,589
                                                  ==========        ==========

Supplemental disclosures of noncash
  activities:
  Increase in purchase money
   notes payable due to the
   capitalization of prepaid expenses
   and other assets                            $       5,132        $   70,218
  Increase in property and equipment -
   held for sale reclassified from
   property and equipment                         12,728,910                 0



See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                                   (continued)
                                   (Unaudited)

                                                         Six Months Ended
                                                            September 25,
                                                  ----------------------------
                                                     1998               1997
                                                  ----------        ----------
  Forgiveness of indebtedness
   (Note 4):
   Decrease in purchase money
     note payable                                 (2,545,263)         (226,317)
   Decrease in due to selling
     partners                                     (4,257,845)       (8,274,238)
   Decrease in due to general
     partners of subsidiaries and
     their affiliates                                      0           (22,970)

Summarized below are the
  components of the gain on
  sale of property:
  Decrease in property and
   equipment, net of
   accumulated depreciation                        3,687,171        16,974,261
  Decrease in due to general
   partners of subsidiaries
   and their affiliates                                4,319                 0
  Decrease in cash-restricted for
   tenants' security deposits                         73,664            23,152
  Decrease in prepaid expenses
   and other assets                                  460,947           159,268
  Decrease in mortgage
   escrow deposits                                         0            67,386
  Increase (decrease) in accounts
   payable, accrued expenses and
   other liabilities                                 790,759           (96,194)
  Decrease in tenants' security
   deposits payable                                  (67,472)          (23,925)
  Decrease in mortgage notes
   payable                                        (5,100,000)                0


See Accompanying Notes to Consolidated Financial Statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 1998 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fifty-two subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships") one of which only has activity through the date of sale of the Partnership's Local Partnership interest. The consolidated financial statements for the six months ended September 25, 1997 include the account of Cambridge Advantaged Properties Limited Partnership and sixty subsidiary partnerships, five of which only have activity through the date of sale of their properties and the related assets and liabilities. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 25. The Partnership's fiscal quarter ends on September 25 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and six months ended September 25, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 1998, the results of operations for the three and six months ended September 25, 1998 and 1997 and cash flows for the six months ended September 25, 1998 and 1997. However, the operating results for the six months ended September 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1998 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships ("Selling Partners") as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes gen-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

erally provide for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity, August through December 1996 (unless extended by the Partnership for up to three years in general). As of September 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships were extended for two years (five years with respect to two subsidiary partnerships) (see below). Purchase money notes at September 25, 1998 and March 25, 1998 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $83,000,000 and $85,000,000 as of September 25, 1998 and March 25, 1998, respectively, has been accrued and is included in due to Selling Partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. Through September 25, 1998, the maturity dates of each of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

1996) were extended for two years (five years with respect to two subsidiary partnerships). Extension fees in the amount of $470,880 were incurred by the Partnership through September 25, 1998. Such notes are now due with maturity dates ranging from July 1999 to October 2003. Of such fees incurred, $318,447 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with some of the Selling Partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Selling Partner's recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $188,000 and $936,000 were made to the Partnership for the six months ended September 25, 1998 and 1997, respectively, of which approximately $112,000 and $562,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $3,534,000 were made to the Partnership during the six months ended September 25, 1998 and 1997, $0 and $400,000 of which was used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 1998 and 1997 were as follows:

                          Three Months Ended               Six Months Ended
                              September 25,                  September 25,
                           1998          1997            1998           1997
                       ----------     ----------     ----------     ----------
Partnership manage-
  ment fees (a)        $  285,500     $  285,500     $  571,000     $  571,000
Expense reimburse-
  ment (b)                 41,390         63,461         73,890        153,930
Local administra-
  tive fee (d)             21,000         21,000         42,000         42,000
                       ----------     ----------     ----------     ----------
                          347,890        369,961        686,890        766,930
Property manage-
  ment fees incurred
  to affiliates of
  the subsidiary
  partnerships'
  general partners (c)    381,597        477,483        774,558        943,739
                       ----------     ----------     ----------     ----------

                       $  729,487     $  847,444     $1,461,448     $1,710,669
                       ==========     ==========     ==========     ==========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,029,000 and $558,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $166,000 and $114,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

(c) Property management fees incurred to affiliates of the subsidiary partnerships amounted to $381,597 and $477,483 and $774,558 and $943,739 for the three and six months ended September 25, 1998 and 1997, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0 for both the three and six months ended September 25, 1998 and 1997, respectively.

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

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II., Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,262,462. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to $5,990,729, resulting in forgiveness of indebtedness income.

On June 30, 1997, property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $780,157. The Partnership used $400,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,932,796, resulting in forgiveness of indebtedness income of $2,532,796.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

On August 1, 1997, the property and the related assets and liabilities of Northgate Townhouse Apartments ("Northgate") were sold to a third party for approximately $4,000,000, resulting in a loss in the amount of approximately $300,000 and forgiveness of indebtedness income of approximately $200,000, as a result of forgiveness of amounts due to the general partner of Northgate. The Partnership used approximately $700,00 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $6,900,000, resulting in forgiveness of indebtedness income of $6,400,000.

On August 1, 1997, the property and the related assets and liabilities of Westminster Manor Apartments ("Westminster") were sold to a third party for approximately $7,300,000, resulting in a gain in the amount of approximately $800,000 and forgiveness of indebtedness income of approximately $500,000, as a result of forgiveness of amounts due to the general partner of Westminster. The Partnership used approximately $2,700,00 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $8,300,000, resulting in forgiveness of indebtedness income of approximately $5,600,000. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction was approximately $6,100,000.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for approximately $533,000, resulting in a loss in the amount of approximately $2,300,000 and forgiveness of indebtedness income of approximately $1,700,000 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of approximately $4,800,000, resulting in additional forgiveness of indebtedness income. Therefore, the entire forgiveness of indebtedness income realized by the Partnership from this transaction was approximately $6,500,000.

On May 22, 1998, the Partnership's Local Partnership interest in Rockdale West at New Bedford ("Rockdale") was sold back to

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

Rockdale for $600,000, resulting in a gain in the amount of $750,612. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $6,803,108, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,700,000.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Bonnie Doone Apartments, Ltd.
Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on continuance of the
Section 8 rent subsidy contracts which represented 58% of total revenue for the six months ended June 30, 1998. The current contracts expire on May 31, 1999 and July 31, 1999. Management of Bonnie Doone is currently actively pursuing renewal of the rental subsidy contracts with HUD.

Dickens Ferry Apartments Ltd.
Dickens Ferry Apartments Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contracts which represented 63% of total revenue for the six months ended June 30, 1998. The current contracts expire on July 31, 1999 and September 30, 1999. Management of Dickens Ferry is currently actively pursuing renewal of the rental subsidy contracts with HUD.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
On January 13, 1998, Park of Pecan I, Ltd. and Park of Pecan II, Ltd. entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $5,275,000 which includes $850,000 in tax exempt second mortgage bonds. The contract has lapsed and the Partnership is soliciting the interest of other purchasers.

Oakbrook Villa Apartments
On April 30, 1998, the Oakbrook Villa partnership entered into a purchase and sale agreement with an unaffiliated third party for a

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 1998
                                   (Unaudited)

purchase price of $8,250,000. The contract has lapsed and the Partnership is soliciting the interest of other purchasers.

Lancaster Manor
On May 29, 1998, Lancaster Manor entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $13,000,000. The contract has lapsed and the Partnership is soliciting the interest of other purchasers. On September 25, 1998, the Partnership borrowed $8,000,000 from Bank of Boston and utilized the proceeds to prepay the existing HUD first mortgage and to redeem the Purchase Note at a discount. The loan bears interest at a floating rate based upon Bank of Boston's announced "base rate" plus 1%. The loan matures December 24, 1998. The property is in the process of bringing the tenant rents up to true market rents; qualified tenants have been allocated Section 8 vouchers. The loan matures on December 24, 1998. The Partnership is pursuing both sale and refinancing alternatives.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the six months ended September 25, 1998 and 1997, the Partnership received approximately $188,000 and $936,000, respectively, of cash flow distributions, of which approximately $112,000 and $562,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $3,534,000 were made to the Partnership during the six months ended September 25, 1998 and 1997, $0 and $400,000 of which was used to pay principal and interest on the Purchase Money Notes. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,469,000 and $947,000 were accrued and unpaid as of September 25, 1998 and March 25, 1998, respectively. The General partners believe that the Partnership's reserves, net proceeds from pending and future sales and future cash flow distributions will be adequate for its operating needs.

During the six months ended September 25, 1998, cash and cash equivalents of the Partnership and its fifty-two consolidated Local Partnerships increased approximately $78,000. This increase was primarily due to cash flow provided by operating activities ($640,000), proceeds from the sale of property ($600,000) and an increase in mortgage escrow deposits ($11,000) which exceeded acquisitions of property and equipment ($757,000) and repayments of mortgage notes payable ($414,000). Included in the adjustments to reconcile the net income to cash flow provided by operating activities are gain on sale of property ($751,000), forgiveness of indebtedness income ($6,803,000) and depreciation ($2,973,000).

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Pro-gram Extension Act of 1996 (the "1996 Act") (together the "Preservation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

On October 21, 1998 President Clinton signed H.R. 4194 into law. The bill provided that owners of a property that was eligible for prepayment had to give notice of such prepayment to both his tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent change to tenants for a period of 60 days following such prepayment.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 4 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see Note 5 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Management has been in contact with all the Local Partnerships in the southeast region and does not anticipate any significant increases to repairs and maintenance due to the effect of Hurricane Georges on the portfolio.

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 25, 1998 and 1997, excluding Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd. and Knollwood IV, Ltd. and Parklane II, Ltd. which sold their properties and the related assets and liabilities and Rockdale West, Northgate Townhouse Apartments, Westminster Manor Apartments and Buttonwood Acres which sold their Local Partnership's interest (collectively the "Sold Assets") , gain on sale of properties and forgiveness of indebtedness income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 18% and 19% for the three and six months ended September 25, 1998 as compared to 1997. Excluding the Sold Assets, rental income increased approximately 2% and 1% for the three and six months ended September 25, 1998 as compared to 1997 primarily due to rental rate increases.

Other income decreased approximately $55,000 and $113,000 for the three and six months ended September 25, 1998 as compared to 1997. Excluding the Sold Assets, such income increased approximately $7,000 and $19,000.

Total expenses excluding the Sold Assets, remained fairly consistent with a decrease of approximately 4% and 3% for the three and six months ended September 25, 1998 as compared to 1997.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, interest and depreciation expense decreased approximately $404,000 and $618,000, $118,000 and $249,000, $52,000 and $331,000, $277,000 and $675,000, $163,000 and $264,000,
$791,000 and $1,696,000, $538,000 and $1,145,000, respectively, for the three and six months ended September 25, 1998 as compared to 1997 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, such expenses remained fairly consistent with (decreases) increases of approximately $(39,000) and $(52,000), $(19,000) and $(53,000), $82,000 and $31,000, $2,000 and
(50,000), $(24,000) and $(47,000), $(110,000) and $(103,000), $(67,000) and
$(71,000) respectively, for the three and six months ended September 25, 1998 as compared to 1997. Park of Pecan I, Ltd., Park of Pecan II, Ltd., Lancaster Manor and Oakbrook Villa are not depreciated during the quarter because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $156,000 and $7,043,000 and $751,000 and $7,043,000 was recorded for the three and six months ended September 25, 1998 and 1997, respectively, and forgiveness of indebtedness income in the amount of approximately $0 and $8,524,000 and $6,803,000 and $8,524,000 was recorded for the three and six months ended September 25, 1998 and 1997, respectively (see Note 4 to the Financial Statements).

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the General Partners have incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by the end of 1998, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                     By:  Related Beta Corporation,
                          a General Partner

Date:  November 6, 1998

                          By: /s/ Alan P. Hirmes
                              -----------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  November 6, 1998

                          By: /s/ Glenn F. Hopps
                              -----------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)


                        By: ASSISTED HOUSING ASSOCIATES,
                             INC., a General Partner

Date:  November 6, 1998

                          By: /s/ Alan P. Hirmes
                              -----------------------------
                              Alan P. Hirmes,
                              Vice President
                              (principal financial officer)

Date:  November 6, 1998

                          By: /s/ Glenn F. Hopps
                              -----------------------------
                              Glenn F. Hopps,
                              Treasurer
                              (principal accounting officer)

                     By:   CAMBRIDGE AND RELATED ASSOCIATES
                           LIMITED PARTNERSHIP

                           By: Related Beta Corporation,

Date:  November 6, 1998

                           By: /s/ Alan P. Hirmes
                               -----------------------------
                               Alan P. Hirmes,
                               Vice President
                          (principal financial officer)

Date:  November 6, 1998

                           By: /s/ Glenn F. Hopps
                               -----------------------------
                               Glenn F. Hopps,
                               Treasurer
                               (principal accounting officer)