Form 10-Q
period 1998-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1999-02-04
CIK 748847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1998

OR

____	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number  0-13782


CAMBRIDGE ADVANTAGED
PROPERTIES LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)


                  Delaware		     13-3228969
(State or other jurisdiction of 	(I.R.S. Employer
incorporation or organization)	Identification No.)


625 Madison Avenue, New York, New York	     10022
(Address of principal executive offices)	(Zip Code)


Registrant's telephone number, including area code (212)421-5333


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securi-ties Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes    X     No  ____

PART I
Item 1.  Financial Statements
CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

          December 25,               March 25,
              1998                    1998

ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $74,038,344 and $83,277,443,
  respectively      $82,367,235      $102,085,627
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $10,897,971 and $3,218,752,
  respectively      17,062,536      4,441,392
Cash and cash equivalents      2,494,936      1,976,935
Cash - restricted for tenants'
  security deposits      1,180,829      1,268,097
Mortgage escrow deposits      10,739,350      10,231,135
Prepaid expenses and
  other assets         1,960,473          1,694,068
  Total assets      $115,805,359      $121,697,254

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable      $69,366,414      $  68,915,073
Purchase money notes payable
  (Note 2)      62,086,302      68,296,196
Due to selling partners
  (Note 2)      81,230,749      86,156,722
Accounts payable, accrued
  expenses and other liabilities      2,808,609      2,769,806
Tenants' security deposits payable      1,159,956      1,183,799
Due to general partners of
  subsidiaries and their affiliates      1,426,696      1,361,990
Due to general partners and
  affiliates          2,302,286          1,477,654
Total liabilities      220,381,012      230,161,240
Minority interest                 2,851                 2,082
Commitments and contingencies (Note 5)
Partners' deficit:
  Limited partners      (102,995,195)      (106,843,883)
  General partners         (1,583,309)         (1,622,185)
Total partners' deficit      (104,578,504)      (108,466,068)
Total liabilities and
  partners' deficit      $ 115,805,359      $ 121,697,254

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

          Three Months Ended            Nine Months Ended
             December 25,                   December 25,
          1998              1997        1998               1997

Revenues:

Rentals, net    $6,845,778    $7,308,300    $20,976,221    $24,790,356
Other    304,438    300,581    859,600    968,817
Gain (loss) on sale of
  property (Note 4)      0    (1,191,221)         750,612      5,851,398
Total revenues    7,150,216     6,417,660    22,586,433    31,610,571

Expenses

Administrative and
  management    1,242,583    1,280,817    3,761,482    4,417,678
Administrative and
  management-
  related parties
  (Note 3)    716,571    755,587    2,178,019    2,466,256
Operating    1,199,164    1,243,896    4,119,173    4,494,457
Repairs and
  maintenance    1,891,495    1,757,672    5,548,458    6,089,632
Taxes and insurance    804,117    961,656    2,658,236    3,079,542
Interest    2,130,612    2,284,590    6,743,414    8,593,458
Depreciation    1,589,857    1,666,978      4,563,146      5,785,433
Total expenses    9,574,399    9,951,196    29,571,928    34,926,456

Net loss before
  minority
  interest    (2,424,183)    (3,533,536)    (6,985,495)    (3,315,885)
Minority interest
  in (income) loss of
  subsidiaries       (1,563)       8,986      (4,436)      (166,611)
Loss before extra-
  ordinary item    (2,425,746)  (3,524,550)  (6,989,931)  (3,482,496)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)    4,074,387   18,435,723   10,877,495   26,959,248
Net income    $1,648,641    $14,911,173    $  3,887,564    $23,476,752

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes In Partners' Deficit
(Unaudited)


                      Limited      General
           Total      Partners      Partners

Balance -
  March 26,
  1998      $(108,466,068)      $(106,843,883)      $(1,622,185)

Net income        3,887,564          3,848,688           38,876

Balance -
  December 25,
  1998      $(104,578,504)      $(102,995,195)      $(1,583,309)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

             Nine Months Ended
                 December 25,
            1998                  1997

Cash flows from operating activities:
Net income      $ 3,887,564      $ 23,476,752
Adjustments to reconcile net income
  to net cash (used in) provided
  by operating activities:
Gain on sale of property (Note 4)      (750,612)      (5,851,398)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)      (10,877,495)      (26,959,248)
Depreciation      4,563,146      5,785,433
Minority interest in income
  of subsidiaries      4,436      166,611
Decrease in cash-restricted
  for tenants' security deposits      13,604      118,126
Increase in mortgage
  escrow deposits      (530,538)      (249,301)
(Increase) decrease in prepaid
  expenses and other assets      (727,352)      65,895
Increase in due to selling partners      5,636,689      6,676,785
Payments of interest to selling
  partners      (2,230,430)      (1,589,146)
(Decrease) increase in accounts
  payable, accrued expenses
  and other liabilities      (751,956)      58,545
(Increase) decrease in tenants'
  security deposits payable      43,629      (112,572)
Increase in due to general partners
  of subsidiaries and their affiliates      298,148      449,272
Decrease in due to general partners
  of subsidiaries and their affiliates      (233,442)      (715,151)
  Increase (decrease) in due to
  general partners and affiliates     820,313        (1,206,471)
Total adjustments      (4,721,860)      (23,362,620)
Net cash (used in) provided by
   operating activities          (834,296)            114,132

Cash flows from investing activities:
Proceeds from sale of properties      600,000      35,060,033
Acquisitions of property and
  equipment      (1,153,069)      (1,144,590)
Increase in mortgage
  escrow deposits            22,323                      0

Net cash (used in) provided by
  investing activities         (530,746)      33,915,443

Cash flows from financing activities:
Decrease in purchase
  money notes payable      (3,664,631)      (11,075,984)
Proceeds from mortgage
  note payable      8,000,000      0
Principal payment of mortgage
  notes payable      (2,448,659)      (20,872,039)
Decrease in minority interest      (3,667)           (213,727)

Net cash provided by
  (used in) financing activities   1,883,043      (32,161,750)

Net increase in cash and cash
  equivalents      518,001      1,867,825
Cash and cash equivalents -
  beginning of period        1,976,935        2,618,155
Cash and cash equivalents -
  end of period      $  2,494,936      $  4,485,980

Supplemental disclosures of noncash
  activities:
Increase in purchase money
  notes payable due to the
  capitalization of prepaid expenses
  and other assets      $     162,039      $     167,498
Increase in property and equipment -
  held for sale reclassified from
  property and equipment      12,621,144      0

Forgiveness of indebtedness
  (Note 4):
Decrease in purchase money
  note payable      (2,545,263)      (4,590,596)
Decrease in due to selling
  partners      (8,332,232)      (20,514,790)
Decrease in mortgage notes payable      0      (1,670,181)
Decrease in due to general
  partners of subsidiaries and
  their affiliates      0      (183,681)

Summarized below are the
  components of the gain on
  sale of property:
  Decrease in property and
  equipment, net of
  accumulated depreciation      3,687,171      28,304,826
Decrease in due to general
  partners of subsidiaries
  and their affiliates      4,319      (5,079)
Decrease in cash-restricted for
  tenants' security deposits      73,664      152,637
Decrease in prepaid expenses
  and other assets      460,947      288,544
Decrease in mortgage
  escrow deposits      0      622,541
Increase (decrease) in accounts
  payable, accrued expenses and
  other liabilities      790,759      (5,722)
Decrease in tenants' security
  deposits payable      (67,472)      (149,112)
Decrease in mortgage notes
  payable      (5,100,000)      0

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 25, 1998
(Unaudited)

Note 1 - General


The consolidated financial statements for the nine months ended December 25, 1998 include the accounts of Cambridge Advan-taged Properties Limited Partnership (the "Partnership") and fifty-two subsidiary partnerships ("subsidiaries," "subsidiary partner-ships" or "Local Partnerships") one of which only has activity through the date of sale of the Partnership's Local Partnership interest. The consolidated financial statements for the nine months ended December 25, 1997 include the account of Cam-bridge Advantaged Properties Limited Partnership and sixty sub-sidiary partnerships, seven of which only have activity through the date of sale of their properties and the related assets and li-abilities and one of which only has activity through the date of sale of the Partnership's Local Partnership interest. The Partner-ship is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Part-nership has a controlling financial interest in the subsidiary part-nerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 25. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 25. The Partnership's fiscal quarter ends on December
25 in order to allow adequate time for the subsidiaries financial statements to be prepared and consolidated. The books and rec-ords of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were no such losses for the three and nine months ended December 25, 1998 and 1997, respectively. The Partnership's investment in each subsidiary is equal to the respec-tive subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are in-cluded in the Partnership's capital account except for losses allo-cated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1998. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of December 25, 1998, the results of operations for the three and nine months ended Decem-ber 25, 1998 and 1997 and cash flows for the nine months ended December 25, 1998 and 1997. However, the operating results for the nine months ended December 25, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally ac-cepted accounting principles have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto in-cluded in the Partnership's March 25, 1998 Annual Report on
Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships ("Sell-ing Partners") as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidi-ary partnership level, whereas the remaining $53,526,257 is re-corded at the Partnership level. The Purchase Money Notes gen-erally provide for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989.
Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase money notes at December 25, 1998 and March 25, 1998 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default, if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes.
Unpaid interest of approximately $80,055,000 and $85,000,000 as of December 25, 1998 and March 25, 1998, respectively, has been accrued and is included in Due to Selling Partners in the consoli-dated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex, or in some cases the Local Partnership Interest to which the Purchase Money Note relates.

The Partnership was permitted to extend the term of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2% per annum of the outstanding principal balance of the notes. Through December 25, 1998, the maturity dates of each of the Purchase
Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December
1996) were extended for two years (five years with respect to two subsidiary partnerships). Extension fees in the amount of $601,339 were incurred by the Partnership through December 25, 1998.
Such notes are now due with maturity dates ranging from July
1999 to October 2003. Of such fees incurred, $475,355 was accrued and added to the Purchase Money Notes balance in accordance with the respective note agreements. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be re-quired to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership can-not sell or otherwise liquidate its investments in those Local Part-nerships which have subsidy agreements with HUD during the period that such agreements are in existence without HUD's ap-proval. Based on the historical operating results of the Local Part-nerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of princi-pal, accrued interest and extension fees. Management is working with some of the Selling Partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without per-sonal recourse to either the Partnership or any of its partners and the Selling Partner's recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective sub-sidiary partnerships.

Cash flow distributions aggregating approximately $186,000 and $955,000 were made to the Partnership for the nine months ended December 25, 1998 and 1997, respectively, of which approximately $112,000 and $573,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $14,210,000 were made to the Partnership during the nine months ended December 25, 1998 and 1997, $0 and $3,797,000 of which was used to pay principal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 1998 and 1997 were as follows:

        Three Months Ended            Nine Months Ended
           December 25,                   December 25,
        1998              1997        1998               1997
Partnership manage-
    ment fees (a)   $  285,500   $  285,500   $  856,500   $  856,500
Expense reimburse-
    ment (b)    34,499    21,000    108,389    174,930
Local administra-
    tive fee (d)       21,000       20,000       63,000       62,000
Total general and
    administrative-
    General Partners     340,999     326,500   1,027,889   1,093,430

Property manage-
    ment fees incurred
    to affiliates of
    the subsidiary
    partnerships'
    general partners (c)   375,572     429,087   1,150,130   1,372,826

        $  716,571    $  755,587    $2,178,019    $2,466,256

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,314,000 and $558,000 were accrued and unpaid as of December 25, 1998 and March 25, 1998, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $168,000 and $114,000 were accrued and unpaid as of December 25, 1998 and March 25, 1998, respectively.

(c) Property management fees incurred to affiliates of the subsidi-ary partnerships amounted to $375,572 and $429,087 and $1,150,130 and $1,372,826 for the three and nine months ended
December 25, 1998 and 1997, respectively.

(d) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

On May 2, 1996, the property and the related assets and liabilities of Bicentennial Apts. ("Bicentennial") were sold to a third party for $1,700,000, resulting in a gain in the amount of $661,027 and for-giveness of indebtedness income of $11,513,186 as a result of for-giveness of the purchase money note payable and accrued interest thereon (which were obligations at the subsidiary partnership level), amounts due to HUD, and amounts due to general partners and affiliates.

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

On June 30, 1997, property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $780,157. The Partnership used $400,000 of the net proceeds to settle the re-maining principal balance of the Purchase Money Notes and ac-crued interest thereon which amounted to $2,932,796, resulting in forgiveness of indebtedness income of $2,532,796.

On August 1, 1997, the property and the related assets and liabili-ties of Northgate Townhouse Apartments ("Northgate") were sold to a third party for $3,981,580 resulting in a loss in the amount of $370,266 and forgiveness of indebtedness income of $160,711 as a result of forgiveness of amounts due to the general partner of Northgate. The Partnership used $712,653 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $6,910,594, resulting in forgiveness of indebtedness income $6,197,941. Therefore, the entire forgiveness of indebtedness income realized by the Partner-ship from this transaction is $6,358,652.

On August 1, 1997, the property and the related assets and liabili-ties of Westminster Manor Apartments ("Westminster") were sold to a third party for $7,318,420, resulting in a gain in the amount of $1,376,563. The Partnership used $2,684,178 of the net proceeds to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $8,270,497, resulting in forgiveness of indebtedness income of $5,586,319.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $2,197,518 and forgiveness of indebtedness income of $1,670,181 as a result of forgiveness of the mortgage note payable to HUD and accrued interest thereon. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $4,820,571, resulting in additional forgiveness of indebtedness income. Therefore, the entire forgive-ness of indebtedness income realized by the Partnership from this transaction is $6,490,752.

On May 22, 1998, the Partnership's Local Partnership interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000, resulting in a gain in the amount of $750,612. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which had a total outstanding balance of $6,803,108, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,700,000.

Note 5 - Mortgage Note Payable

Lancaster Manor
On May 29, 1998, Lancaster Manor entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $13,000,000. The contract has lapsed and the Partnership is soliciting the interest of other purchasers. On November 25, 1998, the contract was then reinstated at a sale price of $13,500,000. The closing is expected to occur during March 1999. However, no assurance can be given that the closing will occur.
On September 25, 1998, the Partnership borrowed $8,000,000 from
Bank of Boston and utilized the proceeds to prepay the existing
HUD first mortgage of approximately $1,520,000 and to redeem the Purchase Money Note of approximately $9,975,000 at a dis-count price of $5,901,000, resulting in forgiveness of indebtedness income of $4,074,387. The new loan bears interest at a floating rate based upon Bank of Boston's announced "base rate" plus 1%.
The loan matured December 24, 1998 and was renewed for an-other 90 days (March 25, 1999). The Local Partnership is in the process of bringing the tenant rents up to true market rents; quali-fied tenants have been allocated Section 8 vouchers.

Note 6 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1998.

Bonnie Doone Apartments, Ltd.
Bonnie Doone Apartments, Ltd. ("Bonnie Doone") relies on con-tinuance of the Section 8 rent subsidy contracts which represented 59% of total revenue for the nine months ended September 30, 1998. The current contracts expire on May 31, 1999 and July 31, 1999. Management of Bonnie Doone is currently actively pursu-ing renewal of the rental subsidy contracts with HUD.

Dickens Ferry Apartments Ltd.
Dickens Ferry Apartments Ltd. ("Dickens Ferry") relies on con-tinuance of the Section 8 rent subsidy contracts which represented 64% of total revenue for the nine months ended September 30, 1998. The current contracts expire on July 31, 1999 and December 30, 1999. Management of Dickens Ferry is currently actively pur-suing renewal of the rental subsidy contracts with HUD.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
On February 1, 1999 the Partnership entered into an agreement to sell its limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. to an unaffiliated third party for a purchase price of $130,000 each. The closing is expected to occur during April 1999. However, no assurance can be given that the closing will occur.

Oakbrook Villa Apartments
On November 4, 1998, the Local Partnership entered into a pur-chase and sale agreement with an unaffiliated third party for a purchase price of $8,350,000. The closing is expected to occur during August 1999. However, no assurance can be given that the closing will occur.

Cranbrook Manor Apartments
On November 16, 1998, the Local Partnership entered into a pur-chase and sale agreement with an unaffiliated third party for a purchase price of $2,100,000. The buyer has decided not to pursue the purchase. The Partnership is soliciting the interest of other purchasers.

Valley Arms
On January 13, 1998, the Valley Arms partnership filed for protec-tion under Chapter 11 of the United States Bankruptcy Code. On December 31, 1998, Local Partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,500,000. The closing is subject to approval by the Bank-ruptcy Judge and if approved, is expected to occur during Sep-tember 1999. However, no assurance can be given that the closing will occur.

Conifer 307 (Fircrest)
On January 5, 1999 the Local Partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $2,500,000. The closing is expected to occur during Sep-tember 1999. However, no assurance can be given that the closing will occur.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the nine months ended December 25, 1998 and 1997, the Partnership received approximately $186,000 and $955,000, respectively, of cash flow distributions, of which ap-proximately $112,000 and $573,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $0 and $14,210,000 were made to the Partnership during the nine months ended December 25, 1998 and 1997, $0 and $3,797,000 of which was used to pay principal and interest on the Purchase Money
Notes. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately
$1,757,000 and $947,000 were accrued and unpaid as of December
25, 1998 and March 25, 1998, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued al-lowing the accrual without payment of these amounts but is under no obligation to continue do so. The General Partners believe that the Partnership's reserves, net proceeds from pending and future sales and future cash flow distributions will be adequate for its operating needs assuming the General Partners continue to defer payment of their fees and reimbursements.

During the nine months ended December 25, 1998, cash and cash equivalents of the Partnership and its fifty-two consolidated Local Partnerships increased approximately $518,000. This increase was primarily due to proceeds from the sale of property ($600,000), an increase in mortgage escrow deposits ($22,000) and proceeds from mortgage note payable ($8,000,000) which exceeded cash flows used by operating activities ($834,000), acquisitions of property and equipment ($1,153,000), repayments of mortgage notes pay-able ($2,449,000) and a decrease in purchase money notes payable ($3,665,000). Included in the adjustments to reconcile the net in-come to cash flow used in operating activities are gain on sale of property ($751,000), forgiveness of indebtedness income ($10,877,000) and depreciation ($4,563,000).

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' ability to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation
Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 and the Housing Opportunity Pro-gram Extension Act of 1996 (the "1996 Act") (together the "Preser-vation Acts"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act pro-vides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' ability to pre-pay their HUD mortgage and convert the property to condomini-ums or market-rate rental housing.

On October 21, 1998 President Clinton signed H.R. 4194 into law. The bill provided that owners of a property that was eligible for prepayment had to give notice of such prepayment to both his tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not in-crease the rent change to tenants for a period of 60 days following such prepayment.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Button-wood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments.
The Buttonwood Acres property was sold on August 11, 1997.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since
1997. Accordingly, no assurance can be given that any of the Lo-cal Partnerships will obtain such incentives.

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 4 to the financial state-ments.

For a discussion of Mortgage Note Payable, see Note 5 to the Fi-nancial Statements.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 6 to the financial statements. Since the maximum loss the Partnership would be liable for is its net investment in the respective local partnerships, the resolution of the existing contin-gencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way.

Management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the country is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. How-ever, the geographic diversification of the portfolio may not pro-tect against a general downturn in the national economy.

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 25, 1998 and 1997, excluding Knollwood
I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd. and Knollwood IV,
Ltd. and Parklane II, Ltd. which sold their properties and the re-lated assets and liabilities and Rockdale West, Northgate Town-house Apartments, Westminster Manor Apartments and Button-wood Acres in which the Partnership sold its Local Partnership interests (collectively the "Sold Assets") , gain on sale of properties, forgiveness of indebtedness income and repairs and maintenance.
The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Part-nerships were acquired.

Rental income decreased approximately 6% and 15% for the three and nine months ended December 25, 1998 as compared to 1997. Excluding the Sold Assets, rental income increased approximately 3% and 2% for the three and nine months ended December 25, 1998 as compared to 1997 primarily due to rental rate increases.

Other income increased approximately $4,000 for the three months and decreased approximately $109,000 for the nine months ended December 25, 1998 as compared to 1997. Excluding the Sold As-sets, such income increased approximately $24,000 and $43,000.

Total expenses, excluding the Sold Assets and repairs and mainte-nance, remained fairly consistent with a decrease of approximately less than 1% and 2% for the three and nine months ended Decem-ber 25, 1998 as compared to 1997.

Repairs and maintenance increased approximately $134,000 for the three months ended December 25, 1998 as compared to 1997. Excluding the Sold Assets, such expense increased approximately $286,000 primarily due to carpeting, painting, door replacements and refurbishing of units at four Local Partnerships and security, plumbing and heating repairs at two Local Partnerships.

Administrative and management, administrative and manage-ment-related parties, taxes and insurance, interest and deprecia-tion expense (decreased) approximately $(38,000) and $(656,000), ($39,000) and $(288,000), $(158,000) and $(421,000), $(154,000) and
$(1,850,000), $(77,000) and $(1,222,000), respectively, for the three and nine months ended December 25, 1998 as compared to 1997 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets, such expenses remained fairly consistent with (decreases) increases of approximately $40,000 and ($12,000), ($4,000) and ($57,000), ($88,000) and ($135,000), ($135,000) and
($238,000), $113,000 and $42,000, respectively, for the three and nine months ended December 25, 1998 as compared to 1997. Park of Pecan I, Ltd., Park of Pecan II, Ltd., Lancaster Manor and Oak-brook Villa are not depreciated during the quarter because they are classified as assets held for sale.

A gain (loss) on sale of property in the amount of approximately $0 and ($1,191,000), and $751,000 and $5,851,000 was recorded for the three and nine months ended December 25, 1998 and 1997, respectively, and forgiveness of indebtedness income in the amount of approximately $4,074,000 and $18,436,000 and $10,877,000 and $26,959,000 was recorded for the three and nine months ended December 25, 1998 and 1997, respectively (See
Notes 4 & 5 to the Financial Statements).

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners is in the process of upgrading its computer information systems to be year
2000 compliant and beyond. The Year 2000 compliance issue con-cerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the General Partners recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The costs incurred by the General Partners are not being charged to the Partnership. In regard to third parties, the Partnership's General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service pro-viders to be year 2000 compliant. A detailed survey and assess-ment of third party readiness was sent to material third parties in the fourth quarter of 1998. The results of the surveys will be com-piled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Partnership's General Partners plan to have these issues fully assessed by the end of 1998, at which time the risks will be addressed and a con-tingency plan will be implemented if necessary.

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


CAMBRIDGE ADVANTAGED
PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	Related Beta Corporation,
		a General Partner

Date:  February 4, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 4, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)


	By:	ASSISTED HOUSING ASSOCIATES,
		INC., a General Partner

Date:  February 4, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  February 4, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	CAMBRIDGE AND RELATED ASSOCIATES
		LIMITED PARTNERSHIP

		By:	Related Beta Corporation,

Date:  February 4, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(principal financial officer)

Date:  February 4, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)