Form 10-K
period 1999-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1999-06-17
CIK 748847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K
(Mark One)

   X  	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 1999
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

	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No  ____

	Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be con-tained, to the best of registrant's knowledge, in definitive proxy or infor-mation statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

DOCUMENTS INCORPORATED BY REFERENCE
	None
Index to exhibits may be found on page 218
Page 1 of 231

PART I

Item 1.  Business.

General

Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advan-taged Properties Limited Partnership) (the "Partnership") is a limited part-nership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership ("General Part-ners") are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware cor-porations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partner-ship (formerly Hutton/Related Associates Limited Partnership) ("Cam-bridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partner-ship. See Item 10, Directors and Executive Officers of the Registrant, be-low.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special lim-ited partner of the Partnership. In connection with the Transfer, the Part-nership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. above.

Effective May 19, 1994, the Partnership's name was changed to Cambridge Ad-vantaged Properties Limited Partnership.

On August 9, 1984, pursuant to a prospectus dated August 9, 1984 as supple-mented by the supplements thereto dated September 7, 1984, October 5, 1984 and November 20, 1984 (as so supplemented the "Prospectus"), the Partnership commenced a public offering (the "Offering", as so supplemented). Pursuant to the Offering, the Partnership issued 6,674 Units in 1984, each Unit con-sisting of one Initial Limited Partnership Interest and one warrant to pur-chase an Additional Limited Partnership Interest during the period from Janu-ary 1, 1985 through January 25, 1985, and 5,400 Additional Limited Partner-ship Interests in 1985. The Partnership received $53,754,300 (net of Offer-ing expenses and sales commissions of $6,615,700) as a result of the Offer-ing. The Offering was completed in March 1985 and no further issuance of Ad-ditional Limited Partnership Interests is anticipated.

Investment Objectives/Government Incentives

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary part-nerships"), each of which owns or leases and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, including, without limitation, mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). In acquiring its in-terests in the Local Partnerships ("Local Partnership Interests"), the Part-nership's investment objectives are, to:

(1) Provide current tax benefits in the form of tax losses which limited partners may use to offset taxable income from other sources;

(2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

(3)  provide cash distributions from sale or refinancing transactions; and

(4)  preserve and protect the Partnership's capital.

Federal, state and local government agencies have provided significant incen-tives in order to stimulate private investment in government assisted hous-ing. Notwithstanding these incentives, there remain significant risks.
These risks include, but are not limited to, the uncertainty as to the finan-cial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in govern-ment-assisted housing which limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and invest-ment conditions; and changes in local economic circumstances and housing pat-terns which have an impact on real estate values. Apartment Complexes bene-fiting from Government Assistance also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Further information concerning the Government Assistance programs in which the Local Partnerships participate is contained in the Prospectus under the heading "Government Programs." See Item 2, Properties, below.

Investments

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships re-tain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 48 remaining subsidiary partnerships.

Each Local Partnership also has as a special limited partner (the "Local Af-filiated Partner") either C/R Special Partnership or another affiliate of the General Partners, which, under certain circumstances, has the right to re-place the Local General Partners of the Local Partnership and also has cer-tain rights with respect to voting on or approving of certain matters, in-cluding the sale of the Apartment Complex. These rights were given to the Local Affiliated Partner rather than the Partnership so as to avoid claims that by the existence or exercise of such rights, the Partnership was taking part in the control of the Local Limited Partnerships' operations and should thereby incur liability as a General Partner of the Local Partnerships. The Local Affiliated Partner has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

Purchase Money Notes

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partner-ship level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase money notes at March 25, 1999 and 1998 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the op-erations, as defined) is applied first to accrued interest and then to cur-rent interest thereon. Any interest not paid currently accrues, without fur-ther interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable in-asmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $81,000,000 and $85,000,000 as of March 25, 1999 and 1998, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partner-ships). In connection with such extensions, the Partnership incurred an ex-tension fee of 1/2 % per annum of the outstanding principle balance of the notes. Through March 25, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary part-nerships (ranging from August to December 1996) were extended for three years (five years with respect to two subsidiary partnerships) and extension fees in the amount of $618,806 were incurred by the Partnership. Such notes are now extended, with maturity dates ranging from July 1999 to October 2003. Of such fees incurred, $473,513 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership can-not sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, ac-crued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its part-ners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $376,000, $1,474,000 and $1,410,000 were made to the Partnership during each of the years ("Fiscal Years") ended March 25, 1999, 1998 and 1997, respectively, of which approximately $227,000, $883,000 and $813,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $13,000, $144,000 and $117,000 for the 1998, 1997 and 1996 Fiscal Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $2,112,000, $1,031,000 and $1,744,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1998, 1997 and 1996 Fiscal Years, respec-tively.

Tax Matters

The Tax Reform Act of 1986 (the "TRA") provides that as of 1991, the passive losses generated by the Partnership can only be used to shelter passive in-come or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' HUD contracts, as well as the tax conse-quences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current eco-nomic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the appli-cable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' abilities to sell or re-finance the properties. In order to maintain the existing inventory of af-fordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preser-vation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government as-sisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the own-ers' abilities to prepay their HUD mortgage and convert the property to con-dominiums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preser-vation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apart-ments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property en-tered into a purchase and sale agreement on November 4, 1998. The Lancaster Manor Apartments property was sold on March 16, 1999.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998, President Clinton signed the fiscal year 1999 Depart-ments of Veteran Affairs, Housing and Urban Development and Independent Agen-cies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (gener-ally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial in-creases in rent.

Effective January 1, 1999, the State of California now requires owners of a property benefiting from FHA-insured mortgages under Section 236 or 221(a)(3) to provide a nine-month notice of contract termination or prepayment of the FHA-insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

Sales of Underlying Properties/Local Partnership Interests

During May 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related purchase money note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On November 4, 1998, the Oakbrook Villa Partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $8,350,000. The closing is expected to occur during August 1999. However, no assurance can be given that the closing will occur.

On January 5, 1999, the Conifer 307 (Firecrest) partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $2,500,000. The closing is expected to occur during September 1999. However, no assurance can be given that the closing will occur.

On February 26, 1999, the Partnership's Local Partnership Interest in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each, resulting in a loss in the amount of approximately $1,598,000 and $1,551,000. No proceeds were used to settle the associated purchase money notes and accrued interest which had an outstanding balance of approximately $5,328,000 and $4,814,000 which will result in forgiveness of indebtedness income. This sale will be recognized during the year ended March 25, 2000.

On March 16, 1999, the property and the related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to a third party for $13,500,000, resulting a gain in the amount of approximately $15,000,000. This sale will be recognized during the year ended March 25, 2000.

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substan-tially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Fur-thermore there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Competition
The real estate business is highly competitive and each of the Local Partner-ships in which the Partnership has invested owns an Apartment Complex which must compete for tenants with other rental housing in its area. However, the rental assistance and the preferred interest rates on mortgage financing gen-erally make it possible to offer the apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable convention-ally financed apartments in the area.

Employees
The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the Gen-eral Partners and certain of their affiliates for expenses incurred in con-nection with the performance by their employees of services for the Partner-ship in accordance with the Partnership Agreement ("Partnership Agreement").

Item 2.  Properties.

As of March 25, 1999, the Partnership holds a 98.99% limited partnership in-terest in each of forty-eight Local Partnerships, which own forty-eight Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by one subsidiary partnerships were sold to a third party and the Part-nership's Local Partnerships Interests in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respec-tively. Through the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by seven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in six subsidiary partnerships were sold to third parties and the Local Partner-ship's general partner, respectively (see Item 7. below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (10), Arkansas (8), California (1), Florida
(1), Georgia (3), Indiana (3), Kentucky (1), Massachusetts (1), Michigan (9), Missouri (1), North Carolina (2), Oregon (2), South Carolina (1), Texas (3), Virginia (1) and Washington (1).

The 48 Apartment Complexes owned by the Local Partnerships at March 25, 1999 contain a total of 5,614 rental units. The largest of the Apartment Com-plexes consists of 352 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

The Apartment Complexes are occupied by low, moderate and middle-income ten-ants, some of whom are elderly. Each Apartment Complex, except for the Apartment Complexes owned by Saraland Apartments, Ltd., Park of Pecan I, Ltd. and Park of Pecan II, Ltd., is located in the vicinity of other housing de-velopments receiving Government Assistance.

All of the Apartment Complexes are subject to existing permanent first mort-gages (the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See
Schedule III.

LOCAL PARTNERSHIP SCHEDULE
                              Government
                              Assistance   Percentage of Units
Name and Location      Year        HUD     Occupied at December 31,
(Number of Units)  Completed  Programs(a)  1998  1997  1996  1995  1994

Knollwood I  1978  Sec.221(d)(4)  (e)  (e)  96%  98%  98%
Mobile, AL (192)
Knollwood II  1979  Sec.221(d)(4)  (e)  (e)  99%  99%  99%
Mobile, AL (192)
Knollwood III  1981  Sec.221(d)(4)  (e)  (e)  99%  99%  99%
Mobile, AL (192)
Knollwood, IV  1983  Sec.221(d)(4)  (e)  (e)  98%  97%  97%
Mobile, AL (128)
Parklane II  1977  Sec.221(d)(4)  (e)  (e)  99%  98%  97%
Mobile, AL(140)
Cedarbay  1981  Sec.221(d)(4)  94%  88%  84%  89%  90%
Mobile, AL(112)
Northwoods III Apts.  1982  Sec.221(d)(4)  88%  96%  96%  99%  97%
Pensacola, FL (192)
Westminster Manor Apts.  1972  Sec.221(d)(4)  (f)  (f)  97%  97%  97%
Arvada, CO (280)           HAP
Northgate Townhouse Apts.  1977  Sec.221(d)(4)  (f)  (f)  99%  95%  96%
Thornton, CO (184)           HAP
Hackley Village  1971  Sec.236  100%  94%  100%  100%  100%
Muskegon, MI (54)           HAP
Huntley #1  1972  Sec.236  98%  95%  99%  99%  99%
Holt, MI (88)           HAP
Huntley #2  1973  Sec.236  99%  100%  99%  98%  98%
Holt, MI (72)           HAP
Seymour O'Brien Manor Apts.  1972  Sec.236  98%  95%  96%  98%  100%
Seymour, IN (56)           HAP
Washington Highland Apts.  1972  Sec.236  100%  88%  98%  99%  100%
Washington, IN (56)           HAP
Vincennes Niblack Apts.  1972  Sec.236  94%  86%  97%  98%  97%
("Autumn Ridge Apartments")           HAP
Vincennes, IN (144)
Casa Ramon Apartments  1974  Sec.236  100%  100%  100%  100%  100%
Orange, CA (75)           HAP
Nu-Elm Apartments  1972  Sec.236  94%  100%  99%  99%  98%
Springfield, MI (72)           HAP
Buttonwood Acres  1973  Sec.236  (f)  (f)  100%  96%  96%
New Bedford, MA (132)         HAP(b)
Rockdale West  1974  Sec.236  (i)  100%  100%  97%  96%
New Bedford, MA (225)          HAP(b)
Solemar  1976      (c)  100%  100%  100%  96%  95%
South Dartmouth, MA (200)
Decatur Apartments  1971  Sec.236  84%  74%  93%  89%  95%
Decatur, AL (100)           HAP
Florence Apartments  1973  Sec.236  94%  90%  89%  95%  98%
Florence, AL (96)
Saraland Apartments (g)  1972  Sec.236  0%  0%  97%  98%  98%
Saraland, AL (60)           HAP
University Garden Apts.  1971  Sec.236  100%  100%  100%  100%  100%
Waxahachie, TX (104)
Southside Village Apts.  1972  Sec.236  97%  100%  98%  99%  99%
Brownwood, TX (104)           HAP
Dickens Ferry Apartments  1972  Sec.236  95%  94%  90%  95%  96%
Mobile, AL (80)           HAP
Bonnie Doone Apartments  1972  Sec.236  97%  93%  88%  94%  98%
Athens, AL (60)           HAP
Conifer 208 (Conifer Village)  1972  Sec.236  100%  95%  100%  98%  98%
Spokane, WA (64)           HAP
Conifer 307 (Fircrest)  1973  Sec.236  97%  95%  97%  96%  97%
Beaverton, OR (60)           HAP
Conifer 317 (Pinewood)  1974  Sec.236  92%  94%  96%  94%  95%
Hillsboro, OR (50)
Bicentennial Apts.  1976  Sec.221(d)(4)  (d)  (d)  (d)  71%  79%
Houston, TX (292)
Bellfort Apts.  1979  Sec.221(d)(4)  93%  94%  94%  94%  91%
Houston, TX (272)           HAP
Cloisters (Sundown)  1974  Sec.236  98%  98%  98%  99%  99%
Birmingham, AL (192)           HAP
Cabarrus Arms  1974  Sec.236  96%  96%  96%  94%  93%
Kannapolis, NC (76)           HAP
Summer Arms Apts.  1974  Sec.236  96%  100%  91%  96%  98%
Sumter, SC (100)           HAP
Lexington Village  1973  Sec.236  98%  98%  99%  100%  100%
Conyers, GA (108)           HAP
Ware Manor  1971  Sec.236  98%  99%  94%  99%  99%
Waycross, GA (84)           HAP
Nottingham Woods Apts.  1974  Sec.236  96%  99%  99%  99%  99%
Oxford, AL (144)
Hathaway Court  1974  Sec.236  99%  99%  99%  96%  98%
Covington, KY (159)           HAP
Tall Pines  1972  Sec.236  97%  98%  100%  98%  99%
La Grange, GA (115)           HAP
Shelton Beach Apts.  1975  Sec.221(d)(4)  91%  96%  94%  97%  96%
Saraland, AL (112)
Northpointe II  1978  Sec.221(d)(4)  86%  94%  98%  98%  97%
Saraland, AL (80)
Caroline Forest Apts.  1973  Sec.236  100%  100%  99%  99%  100%
Salem, VA (72)
Park of Pecan I  1979  Sec.221(d)(4)  (i)  93%  94%  90%  91%
Rosenberg, TX (137)
Park of Pecan II  1978  Sec.221(d)(4)  (i)  88%  93%  88%  90%
Rosenberg, TX (136)
Villa Apollo No. 1  1971  Sec.236  90%  90%  89%  95%  94%
Brownstown Township, MI (112)         HAP
Carlton Terrace Apartments  1973  Sec.236  98%  99%  99%  99%  100%
Sterling Heights, MI (300)
Cranbrook Manor Apartments  1970  Sec.236  78%  82%  80%  93%  96%
Lansing, MI (136)           HAP
Oakbrook Villa Apartments  1970  Sec.236  91%  84%  90%  94%  94%
Romulus, MI (352)           HAP
Pebble Creek  1973  Sec.236  99%  99%  98%  100%  100%
East Lansing, MI (186)
Villa Apollo No. 2  1971  Sec.236  89%  86%  89%  93%  91%
Brownstown Township, MI (286)         HAP
Greenwood Manor  1974  Sec.236  80%  94%  92%  99%  93%
Pine Bluff, AR (64)           HAP
Malvern Manor  1974  Sec.236  92%  100%  96%  97%  99%
Malvern, AR (50)           HAP
Hereford Manor  1973  Sec.236  92%  94%  98%  98%  99%
Siloam Springs, AR (50)           HAP
Henslee Heights  1974  Sec.236  97%  97%  99%  99%  98%
Pine Bluff, AR (78)           HAP
Oakwood Manor  1972  Sec.236  92%  92%  91%  96%  95%
Little Rock, AR (200)           HAP
West Scenic Apartments  1971  Sec.236  95%  97%  93%  97%  98%
North Little Rock, AR (150)
Robindale East Apartments  1974  Sec.236  87%  91%  88%  92%  88%
Blytheville, AR (88)           HAP
Southwest Apartments  1970  Sec.236  96%  94%  100%  98%  100%
Little Rock, AR (49)           HAP
Valley Arms (j)  1975  Sec.236  28%  55%  74%  76%  76%
Statesville, NC (100)           HAP
Lancaster Manor  1970  Sec.221(d)(3)  (h)  100%  100%  100%  99%
San Diego, CA (248)


(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either federal or state subsidies. HUD through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for non-urban areas. The federal pro-grams generally provide one or a combination of the following forms of assis-tance: (1) mortgage loan insurance, (2) rental subsidies and (3) reduction of mortgage interest payments.

(1) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), includ-ing Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are pro-vided by institutions approved by HUD, including banks, savings and loan com-panies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to fi-nance new construction of rental apartment complexes containing five or more units. The most significant difference between the 221(d)(4) program and the 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the 221(d)(3) program, non-profit sponsors may obtain a permanent mort-gage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the 221(d)(3) pro-gram is substantially similar to the 221(d)(4) program.

(2) Many of the tenants in HUD insured projects receive some form of rental assistance payments, primarily through the Section 8 Housing Assistance Pay-ments Program (the "Section 8 Program"). Apartment Complexes not receiving assistance through the Section 8 Program ("Section 8 Payments") will gener-ally have limitations on the amounts of rent which may be charged. One re-quirement imposed by HUD regulations effective for apartment complexes ini-tially approved for Section 8 Payments on or after November 5, 1979 is to limit the amount of the owner's annual cash distributions from operations to 10% of the owner's equity investment in an apartment complex if the apartment complex is intended for occupancy by families and to 6% of the owner's equity investment in an apartment complex intended for occupancy by elderly persons. The owner's equity investment in the apartment complex is 10% of the proj-ect's replacement cost as determined by HUD.

(3) Section 236 Program. As well as providing mortgage insurance, the Sec-tion 236 program also provides an interest credit subsidy which reduces the cost of debt service on a project mortgage, thereby enabling the owner to charge the tenants lower rents for their apartments. Interest credit subsidy payments are made monthly by HUD directly to the mortgagee of the project. Each payment is in an amount equal to the difference between (i) the monthly interest payment required by the terms of the mortgage to pay principal, in-terest and the annual mortgage insurance premium and (ii) the monthly payment which would have been required for principal and interest if the mortgage loan bore interest at the rate of 1%. These payments are credited against the amounts otherwise due from the owner of the project, who makes monthly payments of the balance.

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

(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999 (see Item 7. below).

(i) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended March 25, 1999 (see Item 7. below).

(j) The property and the related assets and liabilities were sold on April 12, 1999 (see Item 7. below).

All leases are generally for periods not exceeding one to two years and no tenant occupies more than 10% of the rentable square footage.

Rents from commercial tenants (to which average rental per square foot ap-plies) comprise less than 5% of the rental revenues of the Partnership. Rents for the residential units are determined annually by HUD and reflect increases in consumer price indices in various geographic areas.

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

Real estate taxes are calculated using rates and assessed valuations deter-mined by the township or city in which the property is located. Such taxes have approximated 1% of the aggregate cost for the properties as shown in
Schedule III to the financial statements included herein.

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


PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Re-lated Security Holder Matters.

As of March 25, 1999, the Partnership had issued and outstanding 12,074 Lim-ited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each repre-senting a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Lim-ited Partnership Interests or Additional Limited Partnership Interests is an-ticipated and all warrants have expired.

The offering of Units consisting of Initial Limited Partnership Interests and warrants to purchase Additional Limited Partnership Interests terminated in 1984. The offering of Additional Limited Partnership Interests terminated in March 1985.

No public market has developed, and it is not anticipated that any public market will develop, for the secondary purchase and sale of any Limited Part-nership Interests. Limited Partnership Interests may be transferred only if certain requirements are satisfied, including the rendering of an opinion of counsel to the Partnership that such transfer would not cause a termination of the Partnership under Section 708 of the Internal Revenue Code and would not violate any federal or state securities laws.

As of May 26, 1999, there were approximately 4,488 registered holders of Lim-ited Partnership Interests.

In March 1998, a distribution of approximately $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Part-nership had invested (see Item 7. below). Of the total distributions of ap-proximately $2,017,000 for the year ended March 25, 1998, there was no return of capital determined in accordance with generally accepted accounting prin-ciples. With the exception of this distribution, the Partnership had made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 1999. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provi-sions of the Partnership's Amended and Restated Agreement and Certificate of
Limited Partnership.   The Partnership has invested as a limited partner in
Local Partnerships owning Apartment Complexes which receive Governmental As-sistance under programs which in many instances restrict the cash return
available to owners.   See Item 8, Footnote 11(e) for a discussion of these
restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.

There continues to be a number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Inter-ests. This policy is intended to protect investors from unsolicited and co-ercive offers to acquire the interests of holders of Limited Partnership In-terests and does not limit any other rights the General Partners may have un-der the Partnership Agreement or applicable law.


Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Part-
nership.  Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.
                                                  Year Ended March 25,
OPERATIONS        1999          1998          1997          1996          1995
Revenues  $36,695,719  $37,441,984  $37,758,333  $37,145,300  $35,953,512
Operating
expenses  (39,658,795) (45,106,539) (50,688,289) (48,422,076) (49,555,880)
Loss on impairment
of assets  (2,399,391)           0  (939,612)  (4,343,215)             0
Minority
interest       (4,662)      57,040      3,063    (24,042)      3,705

Loss before extra-
ordinary
item       (5,367,129)  (7,607,515) (13,866,505)  (15,644,033)  (13,598,663)

Extraordinary item-
forgiveness of
indebtedness   4,232,663   28,257,707   11,502,877          0           0

Net (loss)
income  $(1,134,466)  $20,650,192  $(2,363,628)  $(15,644,033)  $(13,598,663)

Loss before extra-ordinary
item per BAC     $   (440)  $ (624)  $ (1,137)  $  (1,283)  $  (1,115)
Extraordinary item
per Unit              347            2,317           943       0        0

Net (loss) income
per Unit         $  (93)  $ 1,693  $ (194)  $ (1,283)  $ (1,115)
                                                  Year Ended March 25,
FINANCIAL POSITION        1999          1998          1997          1996
1995
Total
assets  $112,436,709  $121,697,254  $157,162,664  $165,610,335  $174,113,560

Long-term
obligations $212,711,021 $223,367,991 $275,088,044 $281,339,303 $274,288,282

Total
liabilities $221,443,873 $230,161,240 $284,145,026 $290,195,162 $283,063,641

Minority
interest  $  593,370  $  2,082  $ 116,611  $ 150,518  $  141,231

During the years ended March 25, 1995 through 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same periods, long-term obligations and total li-abilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distribu-tions from the underlying properties. For the years ended March 25, 1999, 1997 and 1996, there were also decreases in assets due to loss on impairment of assets. During the years ended March 25, 1997, 1998 and 1999, total as-sets decreased primarily due to depreciation and the sale of properties (see
Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997, 1998 and 1999 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations.

Liquidity and Capital Resources

General

The Partnership's capital was originally invested primarily in 61 Local Part-nerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses) in the Local Partnerships. These invest-ments are highly illiquid. At the beginning of the fiscal year 1998, the Partnership had interest in 52 Local Partnerships. During the fiscal year ended March 25, 1999, the property and the related assets and liabilities owned by one subsidiary partnership were sold to a third party and the Part-nership's Local Partnership Interests in three subsidiary partnerships were sold to a third party and the Local Partnership's general partner, respec-tively. Through the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by seven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in six subsidiary partnerships were sold to third parties and the Local Partner-ship's general partner, respectively. As of March 25, 1999, the Partnership owned interests in 48 Local Partnerships.

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates the amount of a potential environmental liability independently from any potential claim for recovery (see below).

During the year ended March 25, 1999, cash and cash equivalents of the Part-nership increased approximately $682,000. This increase is due to the cash provided by operating activities ($936,000), decrease in mortgage escrow de-posits ($953,000), proceeds from mortgage notes payable ($8,000,000) which exceeded acquisitions of property and equipment ($1,736,000), principal pay-ments of purchase money notes ($3,794,000), repayments of mortgage notes pay-able ($3,660,000) and a decrease in the capitalizational minority interest primarily from contributions ($17,000). Included in the adjustments to rec-oncile the net loss to cash flow used in operations is gain on sale of prop-erty ($7,783,000), forgiveness of indebtedness income ($4,233,000) and depre-ciation ($5,844,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet obligations of the Partnership. However, the cash distributions re-ceived from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, the Related General Partner advanced funds totaling approximately $0, $0 and $206,000 during the years ended March 25, 1999, 1998 and 1997, respectively, to meet the Partner-ship's third party obligations. In addition, certain fees and expense reim-bursements owed to the General Partners amounting to approximately $1,891,000, $947,000 and $1,765,000, were accrued and unpaid as of March 25,
1999, 1998 and 1997, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimburse-ments, the Partnership will not be in a position to meet its obligations.
The General Partners have continued advancing and allowing the accrual with-out payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

During the years ended March 25, 1999 (the "1998 Fiscal Year"), March 25, 1998 (the "1997 Fiscal Year") and 1997 (the "1996 Fiscal Year"), the Partner-ship received approximately $376,000, $1,474,000 and $1,410,000, respec-tively, of cash flow distributions from operations of the Local Partnerships, respectively, of which approximately $232,000, $883,000 and $813,000, respec-tively, was used to pay interest on the Purchase Money Notes. In addition, approximately $13,000, $144,000 and $117,000 for the 1998, 1997 and 1996 Fis-
cal Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $240,000, $1,031,000 and $1,744,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1998, 1997 and 1996 Fiscal Years, respectively.

Tax Matters

The Tax Reform Act of 1986 (the "TRA") provides that as of 1991, the passive losses generated by the Partnership can only be used to shelter passive in-come or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

Partnership management fees owed to the general partners amounting to ap-proximately $1,572,000 and $558,000 were accrued and unpaid as of March 25, 1999 and 1998, respectively.

Government Programs and Regulations

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' HUD contracts, as well as the tax conse-quences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current eco-nomic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the appli-cable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' abilities to sell or re-finance the properties. In order to maintain the existing inventory of af-fordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preser-vation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government as-sisted properties. The 1996 Act provides financial assistance, by funding the sale of such properties to not-for-profit owners' and also restores the own-ers abilities to prepay their HUD mortgage and convert the property to condo-miniums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preser-vation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apart-ments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property en-tered into a purchase and sale agreement on November 4, 1998. The Lancaster Manor Apartments property was sold on March 16, 1999.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the fiscal year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that was eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

Effective January 1, 1999, the State of California now requires owners of a property benefiting from FHA-insured mortgages under Section 236 or 221(a)(3) to provide a nine month notice of contract termination or prepayment of the FHA-insured loan. In addition, the owner must offer the properties for sale to those entities who agree to maintain the property as affordable housing.

Purchase Money Notes
For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of properties in which the Partnership owns di-rect and indirect interest, see Note 10 to the Financial Statements.

For a discussion of contingencies affecting certain Local Partnerships, see Results of Operations of Certain Local Partnerships below. Since the maximum loss for which the Partnership would be liable is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or fi-nancial condition in a material way except that the Partnership would lose its investment in the properties and any potential proceeds from the sale or refinancing of the properties.

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management be-lieves the only impact would be from laws that have not yet been adopted.
The portfolio is diversified by the location of the properties around the United States so that if one area of the United States experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, the property investments themselves are reduced to esti-mated fair value (generally using discounted cash flows).

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partner-ships whose assets and liabilities are under sales contracts are classified as assets held for sale.

At March 25, 1999, the Partnership has recorded approximately $2,399,000 as a loss on impairment of assets. Through March 25, 1999, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1998, 1997 and 1996 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partner-ships, excluding gain on sale of property, forgiveness of indebtedness in-come, other income and loss on impairment of assets remained fairly constant for the 1998, 1997 and 1996 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to five of the Local Partnerships pursuant to Section 221(d)(4) of the National Housing Act, and to one Local Partnership pursuant to Section 221(d)(3) of the National Housing Act. Forty-three of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a per-centage of the apartment units owned by thirty-five of the Local Partnerships pursuant to HAP Contracts.

The Partnership's primary source of income continues to be its portion of the Local Partnership's operating results. The majority of Local Partnership in-come continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation, and mortgage interest. In addition, the Partnership incurred interest expense relating to the Pur-chase Money Notes which were issued when the Local Partnership Interests were acquired.

Net (loss) income during the 1998, 1997 and 1996 Fiscal Years totaled $(1,134,466), $20,650,192 and $(2,363,628), respectively.

Excluding 1997, in which the Partnership generated passive income due to sales of the properties and the related assets and liabilities owned by five subsidiary partnerships and the Partnership's Local Partnership Interest in three subsidiary partnerships, the Partnership has met the investment objec-tive of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1998 vs. 1997
Rental income decreased by 12% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding Knollwoods and Parklane, which sold their proper-ties and Northgate, Westminster, Buttonwood and Rockdale, in which the Part-nership's interest was sold (collectively the "Sold Assets"), rental income increased by approximately 1% during the 1998 Fiscal Year as compared to 1997 primarily due to rental rate increases.

A gain on sale of properties and forgiveness of indebtedness income was re-corded in the 1998 Fiscal Year (see Notes 10 and 11, respectively, in Item 8, Financial Statements and Supplemental Data).

Other income decreased approximately $34,000 for the 1998 Fiscal Year as com-pared to 1997. Excluding the Sold Assets, such income increased approximately 11% during the 1998 Fiscal Year as compared to 1997 primarily due to increase in interest income, laundry income and late charges at five Local Partner-ships.

Total expenses, excluding the Sold Assets and loss on impairment of assets, remained fairly consistent with an increase of 2% for the 1998 Fiscal Year as compared to 1997.

Administrative and management-related parties, repairs and maintenance finan-cial and depreciation decreased approximately $357,000, $971,000, $1,410,000, $1,320,000. Excluding the Sold Assets, and Park of Pecan I Ltd., Park of Pe-can II Ltd., Lancaster Manor, Oakbrook Villa, Cranbrook manor, Fircrest and Valley Arms for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately $(262,000), $24,000, $365,000 and $66,000, respectively, for the 1998 Fiscal Year as compared to 1997. Park of Pecan I Ltd., Park of Pecan II Ltd., Lancaster Manor, Oakbrook Villa, Cran-brook Manor, Fircrest and Valley Arms have stopped being depreciated because they are classified as an asset held for sale.

1997 vs 1996
Rental income decreased by 11% for the 1997 Fiscal Year as compared to 1996 Fiscal Year. Excluding Bicentennial, the Knollwoods and Parklane, which sold their properties and Northgate, Westminster and Buttonwood, in which the Part-nership's interest was sold, rental income increased by approximately 1% dur-ing the 1997 Fiscal Year as compared to 1996 primarily due to rental rate in-creases.

A gain on sale of properties and forgiveness of indebtedness income was re-corded in the 1997 Fiscal Year (see Notes 10 and 11, respectively, in Item 8, Financial Statements and Supplemental Data).

Other income decreased approximately $226,000 for the 1997 Fiscal Year as com-pared to 1996 primarily due to decreases related to the sale of Bicentennial, the Knollwoods, Parklane, Northgate, Westminster and Buttonwood. Excluding these properties, such income remained fairly consistent with a decrease of approximately $66,000 for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Total expenses, excluding Bicentennial, the Knollwoods, Parklane, Northgate, Westminster, Buttonwood, repairs and maintenance, taxes and insurance, finan-cial, depreciation, and loss in impairment of assets, remained fairly consis-tent with an increase of approximately 5% for the 1997 Fiscal Year as compared to the 1996 Fiscal Year.

Repairs and maintenance, taxes and insurance, financial and depreciation de-creased approximately 17%, 13%, 15% and 16%, respectively, for the 1997 Fiscal Year as compared to the 1996 Fiscal Year primarily due to the decreases re-lated to the sale of Bicentennial, the Knollwoods, Parklane, Northgate, West-minster and Buttonwood. Excluding these properties, such expenses remained fairly consistent with (decreases) increases of approximately (7%), (5%), 8% and (2%), respectively, for the 1997 Fiscal Year as compared to the 1996 Fis-cal Year.

Results of Operations of Certain Local Partnerships

Bellfort Associates, Ltd.
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound purchase note payable to Finger Com-panies since 1992. The original maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an addi-tional year on the twelfth, thirteenth and fourteenth anniversaries. On No-vember 1, 1996, November 1, 1997 and November 1, 1998, Bellfort was granted the option to extend the term to November 1, 1997, November 1, 1998 and No-vember 1999, respectively, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1998 and 1997 of ap-proximately $4,058,000 and $3,737,000, respectively, is also subject to 9% interest. The note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required pay-ments on the underlying Multifamily Mortgage Trust ("MMT") note described be-low.

The purchase money note wraps around an underlying mortgage note. The under-lying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, who had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agree-ment for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest pay-ments due on the first of each month and such payments have been made as of December 31, 1998.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1999. Bellfort's forecasted cash flows for 1999 indicate a significant shortfall of amounts needed to repay such note and the related deferred in-terest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bell-fort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1999 and 1998. Bellfort's net loss after minority interest amounted to approximately $524,000, $586,000 and $580,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and as of De-cember 31, 1998 have net capital deficiencies aggregating approximately $6,733,000. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 at March 25, 1999 and 1998. Park of Pecan I's net loss after minority interest amounted to approximately $832,000, $219,000 and $158,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively. Park of Pecan II's net loss after minority interest amounted to approximately $548,000, $224,000 and $170,000 for the 1998, 1997 and 1996
Fiscal Years, respectively.

On February 26, 1999, the Partnership's Local Partnership Interest in Park of Pecan I and Park of Pecan II were sold to an unaffiliated third party for $130,000 each, resulting in a loss in the amount of approximately $1,468,000 and $1,465,000. No proceeds were used to settle the associated purchase money notes and accrued interest which had an outstanding balance of approxi-mately $5,328,000 and $4,814,000 which will result in forgiveness of indebt-edness income.

Cranbrook Manor Apartments Limited Partnership and Oakbrook Villa Apartments Limited Partnership
During the year ended December 31, 1998, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") and Oakbrook Villa Apartments Limited Partnership ("Oakbrook") incurred net losses of approximately $991,000 and $387,000 and total liabilities exceeded total assets by approximately $2,688,000 and $2,400,000 at December 31, 1998, respectively. In addition, Cranbrook and Oakbrook each receive housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook and Oakbrook entered into housing as-sistance agreements (the "Section 8 agreements") with the FHA. Cranbrook's
Section 8 agreements have been renewed until March 31, 2000. Oakbrook's Sec-tion 8 agreements have been renewed until February 28, 2000 and August 28, 1999. Cranbrook's and Oakbrook's cash flows may be insufficient to meet their current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with the mortgage holders. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms to Cranbrook and Oakbrook upon the expiration of the agreements. As of December 31, 1998, it is not possible to estimate the effect of the potential loss of this subsidy. How-ever, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook and Oakbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's and Oakbrook's abilities to continue as going con-cerns for a reasonable period of time.

The financial statements do not include any adjustments relating to the re-coverability and classification of liabilities that might be necessary should Cranbrook and Oakbrook be unable to continue as going concerns. Cranbrook's and Oakbrook's continuation as going concerns are dependent upon their abil-ity to generate sufficient cash flow to meet their obligations on a timely basis and to ultimately attain successful operations. The Partnership's in-vestment in Cranbrook and Oakbrook have been reduced to zero by prior years' losses. The minority interest balances were $0 and $0 at both March 25, 1999 and 1998, respectively. Cranbrook's net loss after minority interest amounted to approximately $991,000, $246,000 and $223,000 for the 1998, 1997
and 1996 Fiscal Years, respectively. Oakbrook's net loss after minority in-terest amounted to approximately $387,000, $607,000 and $396,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Saraland Apartments, Ltd.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (the "EPA") "Superfund Cleanup List." The EPA has named the project, Redwing Carriers, Inc. and others as potentially responsible parties. The EPA has estimated cleanup costs could total $12,000,000 or more. To date, Redwing Carriers, Inc. has incurred approximately $1.9 mil-lion in cleanup costs. Redwing Carriers, Inc. seeks to recover all or a pro rata share of its response costs from Saraland and others.

Based upon EPA's Record of Decision for the Saraland site, the remedy se-lected had, at the time of issuance of the Record of Decision on December 15, 1992, a present worth cost of $7,002,562. Redwing Carriers, Inc. subse-quently refused to perform the remedy and the EPA had undertaken to do so it-self. The EPA relocated the tenants from the apartment complex and closed the apartment complex. Since September, 1993, the EPA has not notified the Partnership about whether it intends to take further legal action.

On May 13, 1997, a number of former residents at the Saraland Apartment Com-plex served a purported class action complaint upon Hutton Advantaged Proper-ties, Ltd. and H/R Special Limited Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all de-fendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the con-duct of all defendants at the Saraland site. On June 5, 1998, this action against the Partnership was dismissed with prejudice, and accordingly, this matter is now concluded.

The above conditions raise substantial doubt about Saraland's ability to con-tinue as a going concern. These financial statements do not include any ad-justments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 1999 and 1998, respectively, and the minority in-terest balance was $22,000 at each date. Saraland's net loss (income) after minority interest amounted to approximately $24,000, $(7,900) and $912,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Valley Arms, Ltd.
During the year ended December 31, 1998, Valley Arms, Ltd. ("Valley Arms") incurred a net loss of approximately $506,000 and as of that date, Valley Arms' total liabilities exceeded its total assets by approximately $25,000. As of December 31, 1998, Valley Arms is twenty-seven months delinquent on its mortgage payments and during the year ended December 31, 1998, Valley Arms filed a petition of bankruptcy under Chapter 11 of the United States Bank-ruptcy Code. These factors, among others, raise substantial doubt about Val-ley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is un-able to continue as a going concern. Valley Arms' continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mort-gage, to obtain additional capital contributions from partners, and ulti-mately, to attain successful operations. The Partnership's investment in Valley Arms was approximately $0 and $481,000 at March 25, 1999 and 1998, re-spectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $506,000, $79,000 and $99,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

On April 12, 1999, the property and the related assets and liabilities of Val-ley Arms were sold to a third party for $1,600,000, resulting in a gain in the amount of approximately $1,310,000 and forgiveness of indebtedness income of approximately $2,655,000.

Dickens Ferry Apartments, Ltd.
Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contract which represents 67% of gross income. The current contracts expire on July 31, 1999 and renewal is uncertain. Manage-ment of Dickens Ferry intends to actively pursue renewal of the rental sub-sidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $567,000 and $591,000 at March 25, 1999 and 1998, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net loss (income) after minority interest amounted to approximately $24,000, $5,000 and ($18,000) for the 1998, 1997 and 1996 Fiscal Years, respectively.

Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 com-pliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of ma-terial service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Other

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which generally could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Limited Partner-ships.

There also are substantial risks associated with the operation of Apartment Complexes receiving Government Assistance. These include: governmental regu-lations concerning tenant eligibility, which may make it more difficult to rent units in the Apartment Complexes; difficulties in obtaining government approval for rent increases; limitations on the percentage of income which low and moderate-income tenants may pay as rent; the possibility that Con-gress may not appropriate funds to enable HUD to make the rental assistance payments it has contracted to make; and the possibility that, when the rental assistance contracts expire, there may not be market demand for apartments at full market rents in a Local Partnership's Apartment Complex.

The Local Partnerships are impacted by inflation in several ways. Inflation allows for increases in rental rates generally to reflect the impact of higher operating and replacement costs. Furthermore, inflation generally does not impact the fixed long-term financing under which real property in-vestments were purchased. Inflation also affects the Local Partnerships ad-versely by increasing operating costs, such as fuel, utilities, and labor.

There continues to be a number of requests for the list of holders of limited partnership interests in limited partnerships such as the Partnership. Often these requests are made by a person who, only a short time before making the request, acquired merely a small number of Limited Partnership Interests in the Partnership and seeks the list for an improper purpose, a purpose that is not in the best interest of the Partnership or is harmful to the Partnership. In order to best serve and protect the interests of the Partnership and all of its investors, the General Partners have adopted a policy with respect to requests for the Partnership's list of holders of Limited Partnership Inter-ests. This policy is intended to protect investors from unsolicited and co-ercive offers to acquire the interests of holders of Limited Partnership In-terests and does not limit any other rights the General Partners may have un-der the Partnership Agreement or applicable law.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.
		                                                                 Sequential
		                                                                 Page
(a) 1.	Financial Statements

	Independent Auditors' Report	                                     27

	Consolidated Balance Sheets at March 25, 1999 and 1998	           191

	Consolidated Statements of Operations for the Years Ended March
25, 1999, 1998 and 1997	                                           192

	Consolidated Statements of Changes in Partners' Deficit for the
Years Ended March 25, 1999, 1998 and 1997	                         193

	Consolidated Statements of Cash Flows for the Years Ended March
25, 1999, 1998 and 1997	                                           194

	Notes to Consolidated Financial Statements	                       197

INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


We have audited the consolidated balance sheets of Cambridge Advantaged Prop-erties Limited Partnership and Subsidiaries as of March 25, 1999 and 1998, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 1999, 1998 and 1997 (the 1998, 1997 and 1996 Fiscal Years, respectively). The financial state-ments are the responsibility of the Partnership's management. Our responsi-bility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 52 (1998 Fiscal Year), 60 (1997 Fiscal Year) and 61 (1996 Fiscal Year) subsidiary partnerships whose net losses aggregated $1,776,341, $589,225 and $5,140,862 for the 1998, 1997
and 1996 Fiscal Years, respectively, and whose assets constituted 96% of the Partnership's assets at March 25, 1999 and 1998, presented in the accompany-ing consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of mate-rial misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advan-taged Properties Limited Partnership and Subsidiaries at March 25, 1999 and 1998, and the results of their operations and their cash flows for the years ended March 25, 1999, 1998 and 1997, in conformity with generally accepted accounting principles.


As discussed in Note 11(a), the consolidated financial statements include the financial statements of seven subsidiary partnerships with significant con-tingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of six (Fiscal 1997) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These seven subsidiary partnerships' net losses aggregated $3,811,186, $1,953,419 and $2,575,939 for the 1998, 1997 and 1996 Fiscal Years, respectively, and their assets aggregated $21,937,530 and $24,891,777 at March 25, 1999 and 1998, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the pur-chase money notes are due at final maturity from July 1999 to October 2003. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstand-ing balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
June 10, 1999

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


ASSETS
                                March 25,
                          1999                1998
Property and equipment -
net, less accumulated
depreciation
(Notes 2, 4 and 6)        $ 76,007,692  $102,085,627
Property and equipment -
held for sale
(Notes 2, 4, 6 and 7)       20,352,011  4,441,392
Cash and cash equivalents
(Notes 2 and 11)             2,658,449  1,976,935
Cash - restricted for
tenants' security deposits
(Note 3)                     1,213,550  1,268,097
Mortgage escrow deposits
(Notes 3, 5 and 6)          10,549,951  10,231,135
Prepaid expenses and other assets
(Note 8)                     1,655,056      1,694,068

Total assets              $112,436,709  $121,697,254


LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Mortgage notes payable
(Notes 3 and 6)           $ 68,827,382  $ 68,915,073
Purchase money notes payable
(Note 7)                    62,215,705  68,296,196
Due to selling partners
(Note 7)                    81,667,934  86,156,722
Accounts payable, accrued expenses
and other liabilities        3,538,143  2,769,806
Tenants' security
deposits payable             1,152,240  1,183,799
Due to general partners of subsidiaries
and their affiliates         1,606,773  1,361,990
Due to general partners and
affiliates (Note 8)          2,435,696      1,477,654

                           221,443,873  230,161,240

Minority interest
(Note 2)                       593,370             2,082

Commitments and contingencies
(Notes 6, 7, 8 and 11)

Partners' deficit
Limited partners          (107,967,004)  (106,843,883)
General partners            (1,633,530)     (1,622,185)

                          (109,600,534)  (108,466,068)

Total liabilities and
partners' deficit         $112,436,709  $121,697,254




See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                    Year Ended March 25,
                        1999                1998              1997*
Revenues
Rentals, net          $27,829,020  $31,646,760  $ 35,549,987
Other                   1,341,851  1,376,085  1,602,151
Gain on sale of property
(Note 10)               7,524,848    4,419,139        606,195
Total revenues         36,695,719  37,441,984   37,758,333

Expenses
Administrative and
management              5,357,328  5,894,581  5,491,400
Administrative and management-
related parties
  (Note 8)              2,836,983  3,222,918  3,445,361
Operating               5,247,392  5,781,810  5,994,143
Repairs and maintenance 7,190,605  8,161,433  9,881,787
Taxes and insurance     3,636,893  3,925,855  4,530,276
Financial, principally
interest                9,545,162  10,955,425  12,860,784
Depreciation            5,844,432  7,164,517  8,484,538
Loss on impairment of assets
(Note 4)                2,399,391          0      939,612
Total expenses         42,058,186  45,106,539   51,627,901

Loss before minority
interest and
  extraordinary item   (5,362,467)  (7,664,555)  (13,869,568)

Minority interest (income)
loss of subsidiaries       (4,662)        57,040        3,063

Loss before extraordinary
item                   (5,367,129)  (7,607,515)  (13,866,505)
Extraordinary item-forgiveness of
  indebtedness income
(Notes 6 and 10)        4,232,663  28,257,707   11,502,877

Net (loss) income    $ (1,134,466)  $20,650,192  $  (2,363,628)

Limited Partners Share:
Loss before extraordinary
item                 $ (5,313,457)  $ (7,531,440)  $(13,727,840)
Extraordinary item      4,190,336  27,975,130   11,387,848

Net (loss) income    $ (1,123,121)  $20,443,690  $  (2,339,992)

Number of units
outstanding               12,074        12,074          12,074

Loss before extraordinary
item per
  limited partner unit  $    (440)  $      (624)  $     (1,137)
Extraordinary item per
limited partner unit          347          2,317          943

Net (loss) income per limited
partnership unit        $     (93)  $      1,693  $       (194)

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                       Limited           General
                          Total       Partners           Partners
Balance -
March 26, 1996       $(124,735,345)  $(122,950,467)  $(1,784,878)

Net loss                (2,363,628)     (2,339,992)       (23,636)

Balance -
March 25, 1997        (127,098,973)   (125,290,459)    (1,808,514)

Net income              20,650,192  20,443,690             206,502

Distributions           (2,017,287)     (1,997,114)      (20,173)

Balance -
March 25, 1998        (108,466,068)  (106,843,883)  (1,622,185)

Net loss                (1,134,466)     (1,123,121)       (11,345)

Balance -
March 25, 1999       $(109,600,534)  $(107,967,004)  $(1,633,530)

See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   Year Ended March 25,
                          1999                1998                1997

Cash flows from operating activities:
Net (loss) income            $(1,134,466)  $20,650,192  $ (2,363,628)
Adjustments to reconcile
net (loss) income
  to net cash provided by
  operating activities:
Gain on sale of property      (7,524,848)  (4,419,139)  (606,195)
Extraordinary item-
forgiveness of
  indebtedness income         (4,232,663)  (28,257,707)  (11,963,912)
Depreciation                   5,844,432     7,164,517     8,484,538
Loss on sale of property
and equipment                          0             0         43,057
Loss on impairment of
assets                         2,399,391             0        939,612
Minority interest in income (loss)
of subsidiaries                    4,662  (57,040)  (3,063)
(Increase) decrease in assets:
Cash-restricted for tenants'
security deposits                (19,068)  161,347  (42,019)
Mortgage escrow deposits -
operating                     (1,495,602)  52,361  (347,746)
Prepaid expenses and other
assets                           283,234  219,148  276,378
Increase (decrease) in liabilities:
Due to selling partners        7,773,292  8,728,681  9,670,592
Payments of interest to
selling partners              (3,200,066)  (1,817,708)  (1,744,254)
Accounts payable, accrued expenses and
  other liabilities              998,791  (970,910)  49,130
Tenants' security deposits
payable                           35,913  (135,737)  (10,001)
Due to general partners of
subsidiaries and
  their affiliates               483,091  324,757  131,154
Due to general partners of
subsidiaries and
  their affiliates              (238,308)  (64,411)  (86,812)
Due to general partners and
affiliates                       958,042   (1,029,721)    1,569,962

  Total adjustments            2,070,293  (20,101,562)    6,360,421

Net cash provided by
operating activities             935,827       548,630    3,996,793

Cash flows from investing activities:
Proceeds from sale of property         0    25,732,750  1,700,000
Costs paid relating to
sale of property                       0      (245,721)  (58,136)
Acquisitions of property
and equipment                  (1,735,804)  (2,050,996)  (1,435,708)
Decrease (increase) in mortgage
  escrow deposits                 953,006       504,953      (184,068)
Net cash (used in) provided by
investing activities             (782,798)  23,940,986         22,088

Cash flows from financing activities:
Principal payments of purchase money
notes                          (3,794,400)  (7,598,428)  (1,650,000)
Proceeds from mortgage notes
payable                         8,000,000    1,900,000            0
Principal payments of mortgage notes
payable                        (3,659,965)  (17,357,632)  (2,371,876)
Distributions paid                      0    (2,017,287)  0
Decrease in capitalization of
  minority interest               (17,150)      (57,489)       (30,844)
Net cash provided by (used in)
financing activities              528,485  (25,130,836)  (4,052,720)

Net increase (decrease)
in cash and cash equivalents      681,514  (641,220)  (33,839)
Cash and cash equivalents at
beginning of year               1,976,935    2,618,155   2,651,994
Cash and cash equivalents at
end of year                   $ 2,658,449  $  1,976,935  $ 2,618,155

Supplemental disclosure of
cash flows information:
Cash paid during the year for
interest                      $ 4,180,202  $  3,826,430  $ 4,372,432

Supplemental disclosures of noncash investing
  and financing activities:
Increase in property and
equipment-held for
  sale reclassified from
property and equipment        $17,206,721  $  4,441,392  $     0
Increase in purchase money
notes payable due to
  the capitalization of
prepaid expenses and other
  assets                          291,442       312,799     355,881
Increase in accounts payable,
accrued expenses
  and other liabilities for
acquisitions of
  property and equipment           43,436             0           0
Decrease in due to selling
partners for
  reclassification of
accrued distributions
  to minority interest           (603,776)            0           0
Forgiveness of indebtedness:
Decrease in purchase money
notes payable                     (32,270)  (8,088,707)  (4,830,591)
Decrease in due to selling
partners                       (4,200,393)  (20,169,000)  (5,681,011)
Decrease in due to general partners
  of subsidiaries and their
affiliates                              0             0     (687,471)
Decrease in due to general
partners and affiliates                 0             0     (466,035)
Decrease in accounts payable, accrued
  expenses and other liabilities        0             0     (298,804)
Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated
depreciation                 $  3,701,379  $ 28,555,274  $  1,035,669
Decrease in cash - restricted for tenants'
  security deposits                73,615  123,546  0
Decrease in mortgage escrow
deposits                          223,780  266,623  0
Decrease in prepaid expenses and
  other assets                     46,720  140,216  0
Decrease in mortgage notes
payable                        (4,427,726)  (7,630,058)  0
Decrease in purchase money notes
payable                        (2,545,263)  0  0
Decrease in due to selling
partners                       (4,257,845)  0  0
(Decrease) increase in accounts
payable,
  accrued expenses and other
liabilities                      (272,036)  369,788  0
Decrease in tenant's security deposits
payable                           (67,472)  (121,874)  0
Decrease in due to general partners of
  subsidiaries and their affiliates     0  (635,625)  0

See accompanying notes to consolidated financial statements.

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 25, 1999

NOTE 1 - Organization


Cambridge Advantaged Properties Limited Partnership (the "Partnership") was formed pursuant to the laws of the State of Massachusetts on June 28, 1984. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") that is financed and/or operated with some form of local, state or federal assistance, including mortgage insurance, rental as-sistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

The General Partners of the Partnership are Assisted Housing Associates Inc., (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related As-sociates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted Gen-eral Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership.

Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985 and no further issuance of initial limited partnership interests or ad-ditional limited partnership interests is anticipated.

As of March 25, 1999, the Partnership holds a 98.99% limited partnership in-terest in each of forty-eight Local Partnerships, which own forty-eight Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by one subsidiary partnerships were sold to a third party and the Part-nership's Local Partnership Interests in three subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respec-tively. Through the fiscal year ended March 25, 1999, the properties and the related assets and liabilities owned by seven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in six subsidiary partnerships were sold to third parties and the Local Partner-ship's general partner, respectively (see Note 10).

The terms of the Limited Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 52 (1 of which has activity through the date of sale of their property and the related assets and liabilities and 3 of which only have activity through the date of sale of the Partnership's interest), 60 (5 of which only have activity through the date of sale of their properties and the related assets and liabilities and 3 of which only have activity through the date of sale of the Partnership's interest) and 61 (1 of which only had activity through the date of sale of its property and the related assets and liabili-
ties) subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 1999, 1998 and 1997, respectively. The Part-nership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the sub-sidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March
25. All subsidiaries have fiscal years ending December 31. Accounts of sub-sidiaries have been adjusted for intercompany transactions from January 1 through March 25. The Partnership's fiscal year ends on March 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolida-tion.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from cash contributions and cash dis-tributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority inter-ests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $22,781, $0 and $0 for the years ended March 25, 1999, 1998 and 1997, respectively (the "1998, 1997 and 1996 Fiscal Years"). The Part-nership's investment in each subsidiary is equal to the respective subsidi-ary's partners' equity less minority interest capital, if any. In consolida-tion, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period inter-est and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and mainte-nance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is re-corded when management estimates amounts recoverable through future opera-tions and sale of the property on an undiscounted basis are below depreciated cost. At that time, the property investments themselves are reduced to esti-mated fair value (generally using discounted cash flows).

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partner-ships whose assets and liabilities are under sales contracts are classified as assets held for sale.

For the year ended March 25, 1999, the Partnership recorded approximately $2,399,000 as a loss on impairment of assets. Through March 25, 1999, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

c)  Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and invest-ments in short-term highly liquid instruments purchased with original maturi-ties of three months or less.

e)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

f)  Loss Contingencies

The Partnership records loss contingencies as a charge to income when infor-mation becomes available which indicates that it is probable that an asset has been impaired or a liability has been incurred as of the date of the fi-nancial statements and the amount of loss can be reasonably estimated. In addition, the Partnership evaluates the amount of a potential environmental liability independently from any potential claim for recovery.

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires man-agement to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

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

The estimated fair values of the Partnership's mortgage notes payable are as follows:
             March 25, 1999          March 25, 1998
             Carrying                Carrying
             Amount    Fair Value    Amount     Fair Value
Mortgage Notes Payable for
  which it is:
Practicable to estimate
fair value    $38,475,342  $39,059,816  $39,318,544  $39,488,393
Not practicable to estimate
  fair value  $30,352,040          (a)  $29,596,529          (a)

Purchase Money Notes
  payable for which it is:
Practicable to estimate
fair value    $ 6,445,005  $ 3,402,728  $    0        $     0
Not practicable to estimate
  fair value  $55,770,700          (b)  $68,296,196          (b)

Due to selling partners for
  which it is:
Not practicable to estimate
  fair value  $81,667,934          (b)  $86,156,722          (b)

(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar character-istics are not currently available to the partnerships.

(b) For the reasons discussed in Note 7, it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

The carrying amount of other financial instruments that require such disclo-sure approximates fair value.

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:
                             March 25                  Estimated
                       1999               1998         Useful Lives
Land                     $    8,521,248 $ 10,588,409
Buildings and improvements  132,869,277  165,490,058  5 - 40 Years
Furniture and fixtures      6,523,861      9,284,603  3 - 10 Years

                          147,914,386  185,363,070

Less:  Accumulated
depreciation              (71,906,694)   (83,277,443)

                        $  76,007,692  $102,085,627

Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equip-ment.

Depreciation expense for the 1998, 1997 and 1996 Fiscal Years amounted to $5,844,432, $7,164,517 and $8,484,538, respectively.

Saraland is located on an EPA Superfund Cleanup Site. During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. Rents continued to be collected by Saraland from the tenants and U.S. Department of Housing and Urban Development ("HUD"). However, as of February 1997, the EPA, along with other agencies, determined that Saraland is unsafe to live in due to amounts of Benzene and Aldrene found to be present in the air of some apartments. There appears to be a substantial likelihood that the EPA will conclude that the apartments will be torn down in order to remove the contamination that has been found to exist underneath the buildings. As of April 1997, HUD stopped making Housing Assistance Payments to Saraland and Saraland stopped making payments on its mortgage (see Note 11). Accordingly, for the year ended March 25, 1997, an impairment loss in the amount of $939,612 has been recognized in the finan-cial statements. On March 25, 1997, the land and building were written down to zero.

As of December 31, 1998, Cranbrook's, Park of Pecan I's, Park of Pecan II's and Valley Arm's carrying value of long-lived assets were deemed to be im-paired and written down to the expected recoverable amount. The recoverable amount was determined on the basis of arms-length transactions between the Local Partnerships and third parties interested in purchasing the properties. The asset impairment losses of $723,289, $779,313, $516,789 and $380,000, re-
spectively, is the difference between the carrying value and the recoverable amount of the apartment complexes and was charged as an entity expense at De-cember 31, 1998. Cranbrook has been actively marketed for sale since Novem-ber 16, 1998 and, as of such time, no depreciation expense has been recog-nized on the property. On February 26, 1999, the Partnership's Local Part-nership Interest in Park of Pecan I and Park of Pecan II were sold to an un-affiliated third party (see Note 10). On April 12, 1999, the Partnership's Local Partnership Interest in Valley Arms was sold to an unaffiliated third party (see Note 12).

The components of property and equipment held for sale at March 25, 1999 are as follows:
                                March 25,
                          1999                1998
Land                  $  1,838,593  $     381,624
Buildings and
improvements            29,957,957  7,104,044
Furniture and fixtures   2,884,187       174,476

                        34,680,737  7,660,144

Less:  Accumulated
depreciation           (14,328,726)  (3,218,752)

                       $20,352,011  $4,441,392

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:
                                 March 25,
                           1999                1998
Reserves for replacements  $  4,657,511  $  5,776,649
Real estate taxes, insurance
and other                     5,892,440    4,454,486

                            $10,549,951  $10,231,135

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approxi-mately $464,000, including principal and interest at rates varying from 6.75% to 8.75% per annum, through June 2027. Each subsidiary partnership's mort-gage note payable is collateralized by the land and buildings of the respec-tive subsidiary partnership, the assignment of certain subsidiary partner-ship's rents and leases and is without further recourse.

Under the terms of regulatory agreements with the Secretary of the HUD, sub-sidiary partnerships with mortgage note balances aggregating approximately $50,502,000 and $61,168,000 at December 31, 1998 and 1997, respectively, pro-
viding for interest at rates ranging from 6.75% to 8.50% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under
Section 236 of the National Housing Act.

In addition, one subsidiary partnership with mortgage note balances of ap-proximately $4,258,000 and $4,352,000 at December 31, 1998 and 1997, respec-tively, entered into interest reduction subsidy agreements with the Massachu-setts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%.

Annual principal payment requirements for each of the next five years are as follows:

	     Amount

1999     	$11,529,553
2000       	2,383,658
2001       	2,563,472
2002       	2,757,468
2003       	2,968,878
Thereafter	46,624,353
Total    	$68,827,382

The mortgage agreements require monthly deposits to replacement reserves of approximately $150,000 and monthly deposits to escrow accounts for real es-tate taxes, hazard, and mortgage insurance and other (Note 5).

Lancaster Manor Associates, Ltd.
On September 25, 1998, Lancaster Manor Associates, Ltd. ("Lancaster") bor-rowed $8,000,000 from the Bank of Boston and utilized the proceeds to prepay the existing HUD first mortgage of approximately $1,520,000 and to redeem the Purchase Money Note of approximately $10,134,000 at a discount price of $4,233,000, resulting in forgiveness of indebtedness income of $4,232,663. The new loan bears interest at a floating rate based upon the Bank of Bos-ton's announced "base rate" plus 1%. The loan matured December 24, 1998 and was renewed for another 90 days (March 25, 1999). On November 25, 1998, Lan-caster entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $13,500,000. On March 16, 1999, the property and the related assets and liabilities of Lancaster were sold, resulting in a gain in the amount of approximately $7,623,000.

NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partner-ship level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase money notes at March 25, 1999 and 1998 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the op-erations, as defined) is applied first to accrued interest and then to cur-rent interest thereon. Any interest not paid currently accrues, without fur-ther interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable in-asmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes. Unpaid interest of approximately $81,000,000 and $85,000,000 as of March 25, 1999 and 1998, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partner-ships). In connection with such extensions, the Partnership incurred an ex-tension fee of 1/2 % per annum of the outstanding principle balance of the notes. Through March 25, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary part-nerships (ranging from August to December 1996) were extended for three years (five years with respect to two subsidiary partnerships) and extension fees in the amount of $618,806 were incurred by the Partnership. Such notes are now extended with maturity dates ranging from July 1999 to October 2003. Of such fees incurred, $473,513 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partnerships in order to pay the Purchase Money Notes. The Partnership can-not sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, ac-crued interest and extension fees. Management is working with the selling partners to restructure and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its part-ners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $376,000, $1,474,000 and $1,410,000 were made to the Partnership during each of the years ("Fiscal Years") ended March 25, 1999, 1998 and 1997, respectively, of which approximately $227,000, $883,000 and $813,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $13,000, $144,000 and $117,000 for the 1998, 1997 and 1996 Fiscal Years, respectively, was paid as "additional" interest on the purchase money notes. In addition, approximately $2,112,000, $1,031,000 and $1,744,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1998, 1997 and 1996 Fiscal Years, respec-tively.

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:
                                Year Ended March 25,
                       1999                1998               1997
Partnership management fees (a)  $1,130,749  $1,142,000  $1,142,000
Expense reimbursement (b)           130,575     162,636     172,515
Property management fees
incurred to
  affiliates of the General Partners (c)  0        0         15,079
Local administrative fee (d)       70,000       83,750       82,500
Total general and
administrative-
  General Partners              1,331,324  1,388,386  1,412,094

Property management fees
incurred to
  affiliates of the
subsidiary partnerships'
  general partners (c)          1,505,659  1,834,532  2,033,267

Total general and administrative-
related parties                $2,836,983  $3,222,918  $3,445,361

(a) After all other expenses of the Partnership are paid, an annual partner-ship management fee of up to .5% of invested assets is payable to the Part-nership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,572,000 and $558,000 were accrued and unpaid as of March 25, 1999 and 1998, respectively.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agree-ment. Another affiliate of the Related General Partner performs asset moni-toring for the Partnership. These services include site visits and evalua-tions of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $44,685 and $114,167 were accrued and unpaid as of March 25, 1999 and 1998, respectively.

(c) Property management fees incurred to affiliates of the subsidiary part-nerships amounted to $1,505,659, $1,882,302 and $2,033,267 for the 1998, 1997
and 1996 Fiscal Years, respectively. Property management fees incurred to affiliates of the Partnership amounted to $0, $21,296 and $15,079 for the 1998, 1997 and 1996 Fiscal Years, respectively.

(d) C/R Special Partnership, the special limited partner, owning a .01% in-terest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Due to local general partners and affiliates at December 31, 1998 and 1997 consists of the following:
                                December 31,
                          1998                1997
Operating advances (a) (b)  $  186,209  $  362,288
Operating deficit loan (b)     455,550  455,550
Management and other fees      965,014    544,152

                            $1,606,773  $1,361,990

(a) Operating advances include three loans payable to local general partners and affiliates.

(b) These loans are unsecured, noninterest bearing and payable out of avail-able surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net (loss) income to the income tax income (loss) for the Partnership and its subsidiaries is as follows:
                                     Year Ended December 31,
                           1998                1997                1996
Financial statement net
 (loss) income                 $  (876,319)  $20,650,192  $(2,363,628)
Difference resulting from
parent company
  having a different fiscal year
 for income tax
  and financial reporting purposes  (49,001)  606,254  (557,009)
Difference resulting primarily
 from depreciation
  and amortization expense
 recorded for financial
  reporting purposes and income
tax purposes                     (1,973,899)  (1,652,343)  (2,427,826)
Loss on impairment of assets
 recorded for
  financial reporting purposes    2,399,391            0      939,612
Difference between gain on
sale of assets
  recorded for financial
 reporting purposes and
  for income tax purposes        (4,980,322)  18,645,239  (1,887,492)
Difference between a
 forgiveness of indebtedness
  income recorded for
financial reporting
  purposes and for income
tax purposes                      9,575,279  (3,490,125)  0
Other, including accruals
for financial reporting
  purposes not deductible
for tax purposes
  until paid                        727,272    2,208,922        74,416
Income (loss) as shown on the
 income tax return
  for the calendar year ended    $4,822,401  $36,968,139  $(6,221,927)

NOTE 10 - Sale of Properties

On May 2, 1996, the property and related assets and liabilities of Bicenten-nial Apts. ("Bicentennial") were sold to a third party for $1,700,000, result-ing in a gain in the amount of $606,195 and forgiveness of indebtedness income of $11,502,877 as a result of forgiveness of the purchase money note payable and accrued interest thereon (which were obligations at the subsidiary part-nership level), amounts due to HUD, and amounts due to general partners and affiliates.

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of $6,158,870. No proceeds were used to settle the accrued interest on the asso-ciated Purchase Money Notes which amounted to $5,621,969, resulting in for-giveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000 which took ti-tle subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of $567,895. The Partnership used $450,000 of the net proceeds to settle the re-maining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of $2,634,076.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000 re-sulting in a loss in the amount of $824,647. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $6,910,594.

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, re-sulting in a loss in the amount of $1,139,486. No proceeds were sold to set-tle the associated Purchase Money Notes and accrued interest resulted in for-giveness of indebtedness income of $8,270,497.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of $343,493. No proceeds were used to set-tle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of $4,820,571.

During May 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related purchase money note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On November 4, 1998, the Oakbrook Villa Partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $8,350,000. The closing is expected to occur during August 1999. However, no assurance can be given that the closing will occur.

On January 5, 1999, the Conifer 307 (Firecrest) partnership entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $2,500,000. The closing is expected to occur during September 1999. However, no assurance can be given that the closing will occur.

On February 26, 1999, the Partnership's Local Partnership Interest in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each, resulting in a loss in the amount of approximately $1,598,000 and $1,551,000. No proceeds were used to settle the associated purchase money notes and accrued interest which had an outstanding balance of approximately $5,328,000 and $4,814,000 which will result in forgiveness of indebtedness income. This sale will be recognized during the year ended March 25, 2000.

On March 16, 1999, the property and the related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to a third party for $13,500,000, resulting a gain in the amount of approximately $15,000,000. This sale will be recognized during the year ended March 25, 2000.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Events of Default and Going Concern

The financial statements for seven subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these seven subsidiary part-nerships modified their reports on the 1998 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. These financial statements do not include any adjust-ments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern. The seven subsidiary partnerships are Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Park of Pecan I"), Park of Pecan II, Ltd. ("Park of Pecan II"), Cranbrook Manor Apartments Limited Partnership ("Cranbrook"), Oakbrook Villa Apartments Limited Partner-ship ("Oakbrook"), Saraland Apartments, Ltd. ("Saraland") and Valley Arms, Ltd. ("Valley Arms").

Results of Operations of Certain Local Partnerships

Bellfort Associates, Ltd.
Bellfort has been in default on the required interest payments due on the wraparound purchase note payable to Finger Companies since 1992. The origi-nal maturity date of the note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1996, November 1, 1997 and November 1, 1998, Bellfort was granted the option to extend the term to November 1, 1997, November 1, 1998 and November 1999, respectively, at which time the principal plus deferred interest is due. Accumulated deferred interest at December 31, 1998 and 1997 of approximately $4,058,000 and $3,737,000, respectively, is also subject to 9% interest. The note is se-cured by a first lien on and security interest in the Partnership's and Bell-fort's special limited partner's rights, titles and interests in Bellfort. Payments on this note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

The purchase money note wraps around an underlying mortgage note. The under-lying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, who had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agree-ment for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest pay-ments due on the first of each month and such payments have been made as of December 31, 1998.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure, and Bellfort's purchase note payable is due November 1, 1999. Bellfort's forecasted cash flows for 1999 indicate a significant shortfall of amounts needed to repay such note and the related deferred in-terest. Bellfort will be required to renegotiate the terms of the note or to obtain alternative financing to satisfy the holder. If unsuccessful, Bell-fort may be required to sell the rental property. Management of Bellfort intends to request the extension of the note for an additional year; however, there can be no assurance that such an extension will be granted.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 1999 and 1998. Bellfort's net loss after minority interest amounted to approximately $524,000, $586,000 and $580,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively.

Park of Pecan I, Ltd. and Park of Pecan II, Ltd.
Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and as of De-cember 31, 1998 have net capital deficiencies aggregating approximately $6,733,000. If Park of Pecan I and II continue to experience significant operating losses and are unable to obtain additional funds they may be unable to continue operations. The Partnership's investments in Park of Pecan I and II have been reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 at March 25, 1999 and 1998. Park of Pecan I's net loss after minority interest amounted to approximately $832,000, $219,000 and $158,000 for the 1998, 1997 and 1996 Fiscal Years, re-
spectively. Park of Pecan II's net loss after minority interest amounted to approximately $548,000, $224,000 and $170,000 for the 1998, 1997 and 1996
Fiscal Years, respectively.

On February 26, 1999, the Partnership's Local Partnership Interest in Park of Pecan I and Park of Pecan II were sold to an unaffiliated third party for $130,000 each, resulting in a loss in the amount of approximately $1,468,000 and $1,465,000. No proceeds were used to settle the associated purchase money notes and accrued interest which had an outstanding balance of approxi-mately $5,328,000 and $4,814,000 which will result in forgiveness of indebt-edness income.

Cranbrook Manor Apartments Limited Partnership and Oakbrook Villa Apartments Limited Partnership
During the year ended December 31, 1998, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") and Oakbrook Villa Apartments Limited Partnership ("Oakbrook") incurred net losses of approximately $991,000 and $387,000 and total liabilities exceeded total assets by approximately $2,688,000 and $2,400,000 at December 31, 1998, respectively. In addition, Cranbrook and Oakbrook each receive housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook and Oakbrook entered into housing as-sistance agreements (the "Section 8 agreements") with the FHA. Cranbrook's
Section 8 agreements have been renewed until March 31, 2000. Oakbrook's Sec-tion 8 agreements have been renewed until February 28, 2000 and August 28, 1999. Cranbrook's and Oakbrook's cash flows may be insufficient to meet their current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with the mortgage holders. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms to Cranbrook and Oakbrook upon the expiration of the agreements. As of December 31, 1998, it is not possible to estimate the effect of the potential loss of this subsidy. How-ever, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook and Oakbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's and Oakbrook's abilities to continue as going con-cerns for a reasonable period of time.

The financial statements do not include any adjustments relating to the re-coverability and classification of liabilities that might be necessary should Cranbrook and Oakbrook be unable to continue as going concerns. Cranbrook's and Oakbrook's continuation as going concerns are dependent upon their abil-ity to generate sufficient cash flow to meet their obligations on a timely basis and to ultimately attain successful operations. The Partnership's in-vestment in Cranbrook and Oakbrook have been reduced to zero by prior years' losses. The minority interest balances were $0 and $0 at both March 25, 1999 and 1998, respectively. Cranbrook's net loss after minority interest amounted to approximately $991,000, $246,000 and $223,000 for the 1998, 1997
and 1996 Fiscal Years, respectively. Oakbrook's net loss after minority in-terest amounted to approximately $387,000, $607,000 and $396,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Saraland Apartments, Ltd.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (the "EPA") "Superfund Cleanup List." The EPA has named the project, Redwing Carriers, Inc. and others as potentially responsible parties. The EPA has estimated cleanup costs could total $12,000,000 or more. To date, Redwing Carriers, Inc. has incurred approximately $1.9 mil-lion in cleanup costs. Redwing Carriers, Inc. seeks to recover all or a pro rata share of its response costs from Saraland and others.

Based upon EPA's Record of Decision for the Saraland site, the remedy se-lected had, at the time of issuance of the Record of Decision on December 15, 1992, a present worth cost of $7,002,562. Redwing Carriers, Inc. subse-quently refused to perform the remedy and the EPA had undertaken to do so it-self. The EPA relocated the tenants from the apartment complex and closed the apartment complex. Since September, 1993, the EPA has not notified the Partnership about whether it intends to take further legal action.

On May 13, 1997, a number of former residents at the Saraland Apartment Com-plex served a purported class action complaint upon Hutton Advantaged Proper-ties, Ltd. and H/R Special Limited Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all de-fendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the con-duct of all defendants at the Saraland site. On June 5, 1998, this action against the Partnership was dismissed with prejudice, and accordingly, this matter is now concluded.

The above conditions raise substantial doubt about Saraland's ability to con-tinue as a going concern. These financial statements do not include any ad-justments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 1999 and 1998, respectively, and the minority in-terest balance was $22,000 at each date. Saraland's net loss (income) after minority interest amounted to approximately $24,000, $(7,900) and $912,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

Valley Arms, Ltd.
During the year ended December 31, 1998, Valley Arms, Ltd. ("Valley Arms") incurred a net loss of approximately $506,000 and as of that date, Valley Arms' total liabilities exceeded its total assets by approximately $25,000. As of December 31, 1998, Valley Arms is twenty-seven months delinquent on its mortgage payments and during the year ended December 31, 1998, Valley Arms filed a petition of bankruptcy under Chapter 11 of the United States Bank-ruptcy Code. These factors, among others, raise substantial doubt about Val-ley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is un-able to continue as a going concern. Valley Arms' continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms of its mort-gage, to obtain additional capital contributions from partners, and ulti-mately, to attain successful operations. The Partnership's investment in Valley Arms was approximately $0 and $481,000 at March 25, 1999 and 1998, re-spectively, and the minority interest balance was $0 at each date. Valley Arms' net loss after minority interest amounted to approximately $506,000, $79,000 and $99,000 for the 1998, 1997 and 1996 Fiscal Years, respectively.

On April 12, 1999, the property and the related assets and liabilities of Val-ley Arms were sold to a third party for $1,600,000, resulting in a gain in the amount of approximately $1,310,000 and forgiveness of indebtedness income of approximately $2,655,000.

b)  Subsidiary Partnership - Other

Dickens Ferry Apartments, Ltd.
Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contract which represents 67% of gross income. The current contracts expire on July 31, 1999 and renewal is uncertain. Manage-ment of Dickens Ferry intends to actively pursue renewal of the rental sub-sidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $567,000 and $591,000 at March 25, 1999 and 1998, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately $24,000, $5,000 and ($18,000) for the 1998, 1997 and 1996 Fiscal Years, respectively.

c)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 13% of gross rental revenues. Such management fees amounted to $2,171,954, $2,509,259 and $2,697,022 for the 1998, 1997 and 1996 Fiscal Years, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corpo-ration ("FDIC") up to $100,000. As of March 25, 1999, uninsured cash and cash equivalents approximated $1,268,000.

e)  Housing Assistance Payments Contracts

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of
Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals instead of the above-market rentals which is gener-ally the case under existing Section 8 Contracts. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restruc-ture its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on Sep-tember 11, 1998 when interim regulations implementing the program were pub-lished. It should be noted that there are many uncertainties as to the eco-nomic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

f)  Year 2000 Compliance

The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners have upgraded their computer information systems to be year 2000 compliant and beyond. The year 2000 com-pliance issue concerns the inability of a computerized system to accurately record dates after December 31, 1999. The affiliate of the General Partners converted their financial systems applications and upgraded all of their non-compliant in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the affiliates of the General Partners are not being charged to the Partnership. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and in-cluding December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of ma-terial service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy.
In cases where the Partnership has not received assurances from third par-ties, it is initiating further mail and/or phone correspondence. The Part-nership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

g)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 21% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government as-sistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substan-tially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Fur-thermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

On April 12, 1999, the property and the related assets and liabilities of Val-ley Arms were sold to a third party for $1,600,000, resulting in a gain in the amount of approximately $1,310,000 and forgiveness of indebtedness income of approximately $2,655,000.

The purchase money notes payable for Carlton Terrace Apartments Limited Part-nership, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Asso-ciates Limited Partnership were amended on March 10, 1999. The purchase money notes aggregating $4,329,400 were reduced to a total principal balance of $1,529,166. As a result of these transactions, the basis of the related prop-erties were reduced by approximately $2,800,000 and forgiveness of indebted-ness income of $7,380,019 for accrued interest was recognized.

Item 9. Changes in and Disagreements with Accountants on Accounting and Fi-nancial Disclosure.

Not applicable

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners.

Assisted Housing Associates, Inc. ("Assisted General Partner"), Related Beta Corporation ("The Related General Partner") and Cambridge/Related Associates Limited Partnership ("Cambridge/Related") are all affiliates of Related. The general partner of Related is The Related Realty Group, Inc., of which Ste-phen M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and by engag-ing other affiliates of Related. The general partners of Cambridge/Related are the Assisted General Partner and The Related General Partner.

The Assisted General Partner was incorporated in Delaware on June 25, 1985 and the Related General Partner was incorporated in Delaware on January 23, 1984.

On November 25, 1997, an affiliate of the Related General Partner, purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special lim-ited partner of the Partnership. In connection with the Transfer, the Part-nership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. above.

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

Name	Position

Stephen M. Ross	Director

J. Michael Fried	President and Director

Alan P. Hirmes	Vice President

Stuart J. Boesky	Vice President

Frank P. Cerbini	Vice President

Glenn F. Hopps	Treasurer

Teresa Wicelinski	Secretary

STEPHEN M. ROSS, 59, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws de-gree in taxation from New York University School of Law. He joined the ac-counting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment bank-ing firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment develop-ments.

J. MICHAEL FRIED, 55, is President, a Director and a principal shareholder of Related Capital Corporation ("Capital"), a real estate finance and acquisi-tion affiliate of Related. In that capacity, he is the chief executive offi-cer of Capital, and is responsible for initiating and directing all of Capi-tal's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Pro-skauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979.
Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

ALAN P. HIRMES, 44, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice Presi-dent of Capital. Mr. Hirmes graduated from Hofstra University with a Bache-lor of Arts degree.

FRANK P. CERBINI, 42, rejoined Related in 1992 where his primary responsibil-ity has been disposition of real estate. From 1990 to 1992 he was Marketing Director at Carlton Property Auctions; during 1992 he was Vice President of USAuction, Inc. From 1987 to 1990 he was Vice President at Marigold Real Es-tate, a real estate development company located in Greenwich, CT. From 1980 to 1986 he was in the acquisition office at Related Capital Company. He re-ceived a Bachelor of Science in Economics from Manhattan College in 1979.

STUART J. BOESKY, 43, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

GLENN F. HOPPS, 36, joined Related in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 33, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

Name	Position

J. Michael Fried	President and Director

Alan P. Hirmes	Vice President

Stuart J. Boesky	Vice President

Marc D. Schnitzer	Vice President

Denise L. Kiley	Vice President

Glenn F. Hopps	Treasurer

Teresa Wicelinski	Secretary

MARC D. SCHNITZER, 38, joined Related in January 1988 after receiving his Mas-ter of Business Administration degree from The Wharton School of The Univer-sity of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an interna-tional investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Man-agement at Boston University in May 1983.

DENISE L. KILEY, 39, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing mul-tifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

Biographical information with respect to Messrs. Fried, Hirmes, Boesky, Hopps and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation.

The Partnership has no officers or directors. The Partnership does not pay or accrue any fees, salaries or other forms of compensation to directors or officers of the General Partners for their services. However, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, the General Partners and their affiliates are entitled to re-ceive compensation from the Partnership in consideration of certain services rendered to the Partnership by such parties. In addition, the General Part-ners collectively hold a 1% interest in all profits, losses and distributions attributable to operations and a subordinated 15% interest in such items at-tributable to sales and refinancings. See Note 8 to the Financial Statements in Item 8 above, which information is incorporated herein by reference thereto. Certain directors and officers of the General Partners receive com-pensation from the General Partner and their affiliates for services per-formed for various affiliated entities which may include services performed for the Partnership.

Tabular information concerning salaries, bonuses and other types of compensa-tion payable to executive officers has not been included in this annual re-port. As noted above, the Partnership has no executive officers. The levels of compensation payable to the General Partners and/or their affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The General Partners own all of the outstanding general partnership interests in the Partnership. The General Partners have a 1% interest in all profits, losses and distributions of the Partnership from operations and a subordi-nated 15% interest in such items from sale or refinancing proceeds. Except as aforesaid, no person is known to own beneficially in excess of 5% of the outstanding partnership interests.

At March 25, 1999, security ownership by the General Partners and their af-
filiates is as listed:
<CAPTION
                                                         Percentage of
                                                         Outstanding
                Name of                                  General Partner
Title of Class  Beneficial Ownership       Amount        Interest
General Partnership  Assisted Housing
Interest in the      Associates Inc.       $10           13.2%
Partnership
                     Related Beta
                     Corporation             6           19.8%

                     Cambridge/Related
                     Associates
                     Limited Partnership     4           67.0%

                                                        100.0%

No director or executive officer of any General Partner owns any Initial Lim-ited Partnership Interests or Additional Limited Partnership Interests.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed below and in Item 11 above and also Note 8 to the Financial Statements in Item 8 above, which is incorporated herein by reference. However, there have been no direct finan-cial transactions between the Partnership and the directors and officers of the General Partners.

C/R Special Partnership is the special limited partner of each Local Partner-ship, with a .01% interest in profits, losses and distributions from such Lo-cal Partnerships. As set forth in Item 1, C/R Special Partnership has been admitted to the Local Partnerships for the purpose of monitoring the Local Partnerships and exercising certain rights under the Local Partnership Agree-ments on behalf of the Partnership.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
		                                                              Sequential
		                                                              Page
(a) 1.	Financial Statements

	Independent Auditors' Report                                   	27

	Consolidated Balance Sheets at March 25, 1999 and 1998
                                                               	191

	Consolidated Statements of Operations for the Years Ended March
25, 1999, 1998 and 1997                                        	192

	Consolidated Statements of Changes in Partners' Deficit for the
Years Ended March 25, 1999, 1998 and 1997                      	193

	Consolidated Statements of Cash Flows for the Years Ended March
25, 1999, 1998 and 1997                                        	194

	Notes to Consolidated Financial Statements                    	197

(a) 2.	Financial Statement Schedules

	Independent Auditors' Report                                  	223

	Schedule I - Condensed Financial Information of Registrant
                                                               	224

	Schedule III - Real Estate and Accumulated Depreciation
                                                               	227

	The remaining schedules are omitted because the required infor-mation is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Part-
nership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)	Form of Escrow Agreement**

(21)	Subsidiaries of the Registrant                            	219

(27)	Financial Data Schedule (filed herewith)                  	230

**	Incorporated by reference to exhibits filed with Amendment No.
1 to Cambridge Advantaged Properties L.P.'s Registration State-ment on Form S-11 Registration File No. 2-91993.

(b)	Reports on Form 8-K

	No reports on Form 8-K were filed during the quarter.

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
(Continued)

(c)	Subsidiaries of the Registrant (Exhibit 21)

                               		 Jurisdiction
                                		of Formation


Cedar Bay, LTD                   	AL
Northwoods III Apts. LTD         	AL
Hackley Village Associates       	MI
Huntley Associates #1            	MI
Huntley Associates #2            	MI
Seymour O'Brien Manor Apts.      	MI
Washington Highland Apts.        	MI
Vincennes Niblack Apts.          	MI
Casa Ramon Apartments            	NY
Nu-Elm Apartments                	MO
Pebble Creek LDHA                	MI
Rockdale West at New Bedford     	MA
Solemar at South Dartmouth L.P. 	 MA
Decatur Apartments, LTD          	TX
Florence Apartments, LTD         	TX
Saraland Apartments, LTD         	TX
University Garden Apts. LTD      	TX
Southside Village Apts., LTD     	TX
Dickens Ferry Apartments, LTD    	TX
Bonnie Doone Apartments, LTD     	TX
Conifer 208                      	WA
Conifer 307                      	WA
Conifer 317                      	WA
Bellfort Associates, LTD         	TX
Cloisters Associates, LTD        	GA
Cabarrus Arms Associates, LTD	    GA
Summer Arms Apts. LTD            	GA
Lexington Village Company        	GA
Ware Manor Associates            	GA
Nottingham Woods Apts., LTD      	GA
Hathaway Court Associates        	KY
Tall Pines Associates            	GA
Shelton Beach Apts., LTD	         AL
Northpointe II, LTD	              AL
Caroline Forest Apts.	            VA
Park of Pecan I, LTD	             TX
Park of Pecan II, LTD	            TX
Villa Apollo Associates LTD Ptns.	MI
Carlton Terrace Apartments LTD Ptns.	MI
Cranbrook Manor Apartments LTD Ptns.	MI
Oakbrook Villa Apartments LTD Ptns. 	MI
Villa Apollo No. 2 LTD Ptns.        	MI
Greenwood Manor, LTD             	AR
Malvern Manor                    	AR
Hereford Manor, LTD              	AR
Henslee Heights, LTD             	AR
Oakwood Manor, LTD               	AR
West Scenic Apartments, LTD      	AR
Robindale East Apartments, LTD   	AR
Southwest Apartments, LTD        	AR
Valley Arms, LTD                 	AR
Lancaster Manor Associates, LTD  	OH

(d)	Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Ex-change Act of 1934, the registrant has duly caused this report to be signed below on its behalf by the undersigned, thereunto duly authorized.


CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	RELATED BETA CORPORATION
		a General Partner

Date:  June 16, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director


	By:	ASSISTED HOUSING ASSOCIATES, INC.
		a General Partner

Date:  June 16, 1999

		By:	/s/ J. Michael Fried
			J. Michael Fried
			President and Director


	By:	CAMBRIDGE AND RELATED ASSOCIATES
		LIMITED PARTNERSHIP


		By:	Related Beta Corporation

Date:  June 16, 1999

			By:	/s/ J. Michael Fried
				J. Michael Fried
				President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this re-port has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

Signature             Title                                 Date



                     	President and Chief Executive Officer
                     	(principal executive officer) and
/s/ J. Michael Fried	 Director of Related Beta Corporation
J. Michael Fried	     and Assisted Housing Associates, Inc.	June 16, 1999



                     	Vice President (principal financial
/s/ Alan P. Hirmes	officer) of Related Beta Corporation
Alan P. Hirmes       	and Assisted Housing Associates, Inc.	June 16, 1999



                     	Treasurer (principal accounting
/s/ Glenn F. Hopps	officer) of Related Beta Corporation
Glenn F. Hopps       	and Assisted Housing Associates, Inc.	June 16, 1999



/s/ Stephen M. Ross   	Director of Related Beta Corporation	June 16, 1999
Stephen M. Ross

INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 10, 1999 on pages 27 and 28, and based on the reports of other auditors, we have also audited sup-porting Schedule I for the 1998, 1997 and 1996 Fiscal Years and Schedule III at March 25, 1999. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these sub-sidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consoli-dated financial statements, the financial data required to be set forth therein.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of seven subsidiary partnerships with significant con-tingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of six (Fiscal 1997) subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. These seven subsidiary partnerships' net losses aggregated $3,811,186, $1,953,419 and $2,575,939 for the 1998, 1997 and 1996 Fiscal Years, respectively, and their assets aggregated $21,937,530 and $24,891,777 at March 25, 1999 and 1998, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the pur-chase money notes are due at final maturity from July 1999 to October 2003. The Partnership expects that upon maturity it will be required to refinance or sell its investments in the subsidiary partnerships in order to pay the purchase money notes and related interest obligations. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstand-ing balances of the purchase money notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI, LLP

New York, New York
June 10, 1999

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including con-solidated subsidiary partnerships)

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

CONDENSED BALANCE SHEETS


ASSETS

                                       March 25,
                                  1999                1998
Cash and cash equivalents  $       327,667  $         34,753
Investment in and advances
 to subsidiary partnerships     25,402,952  26,162,868
Other assets                       133,234         125,398

Total assets                 $  25,863,853  $  26,323,019


LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable  $ 35,813,190  $  38,198,256
Due to general partner and
affiliates                       1,778,382  873,298
Due to selling partners         63,581,967  63,146,657
Other liabilities                  272,603           11,390

Total liabilities              101,446,142  102,229,601

Partners' deficit              (75,582,289)   (75,906,582)

Total liabilities and
partners' deficit            $  25,863,853  $  26,323,019

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

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT





CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

CONDENSED STATEMENTS OF OPERATIONS


                                    Year Ended March 25,
                          1999                1998                1997
Revenues

Other income             $     15,131  $     68,702  $         5,788

Total revenues                 15,131       68,702           5,788

Expenses

Administrative and management       510,804  455,123  276,068
Administrative and management-
related parties                   1,261,324   1,304,636   1,314,515
Financial, principally interest   4,933,026   5,768,447   6,524,391

Total expenses                    6,705,154   7,528,206   8,114,974

Loss from operations             (6,690,023)  (7,459,504)  (8,109,186)
Gain (loss) on sale of
investments in subsidiary
  partnerships                    7,524,849  (2,311,139)  0
Forgiveness of indebtedness income        0  28,257,707  0
Distribution income of
subsidiary partnerships
  in excess of investments          111,901  81,676  162,340
Equity in (loss) income of subsidiary
  partnerships (*)                 (622,434)    5,898,451  (2,415,051)

Net income (loss)              $    324,293  $24,467,191  $(10,361,897)


(*) Includes suspended prior year losses in excess of investment in accor-dance with equity method of accounting amounting to $3,586,522, $0 and $12,415,216 for the years ended March 25, 1999, 1998 and 1997.

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
CONDENSED STATEMENTS OF CASH FLOWS
Increase (Decrease) in Cash and Cash Equivalents
                                      Year Ended March 25,
                          1999                1998                1997
Cash flows from operating activities:
Net income (loss)      $   324,293  $24,467,191  $(10,361,897)

Adjustments to reconcile
net income (loss)
  to net cash used in
operating activities:
(Gain) loss on sale of
investments in subsidiary
  partnerships           (7,524,849)  2,311,139  0
Forgiveness of indebtedness
income                            0  (28,257,707)  0
Equity in (income) loss of subsidiary
  partnerships              622,434  (5,898,451)  2,415,051
(Increase) decrease in
other assets                (12,823)  16,641  (137,039)

Increase (decrease) in liabilities:
Due to general partners
and affiliates              905,084  (1,097,203)  1,095,291
Due to selling partners   4,933,026  5,768,447  6,524,391
Payments to selling
partners                   (239,872)  (1,031,022)  (930,198)
Other liabilities           261,213        (17,608)         8,934

Total adjustments        (1,055,787)  (28,205,764)  8,976,430

Net cash used in
operating activities       (731,494)  (3,738,573)  (1,385,467)

Cash flows from investing activities:
Proceeds from sale of
investments in
  subsidiary partnerships   600,000  527,181  0
Distributions from
subsidiaries                264,211  12,405,352  1,281,921

Net cash provided by
investing activities        864,211  12,932,533  1,281,921

Cash flows from financing activities:
Principal payments of purchase money
  notes payable                   0  (7,577,873)  0
Increase in purchase money
notes payable               160,197  131,767     206,810
Distributions to partners         0  (2,017,287)                0
Net cash provided by (used in)
financing activities        160,197  (9,463,393)     206,810

Net increase (decrease)
in cash and cash
  equivalents               292,914  (269,433)  103,264

Cash and cash equivalents,
beginning of year            34,753      304,186     200,922

Cash and cash equivalents,
end of year             $   327,667  $      34,753  $   304,186

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
Partnership Property Pledged as Collateral
MARCH 25, 1999
                                                                 Cost (a)
                                                                 Capitalized
                                  Initial Cost to Partnership    Subsequent to
Subsidiary                                      Buildings and    Acquisition:
Partnership's Residential Property  Encumbrances      Land       Improvements  Improvements

(10)  Pebble Creek  $4,047,520  $   266,942  $  4,968,283  $  1,293,984
(1)  Knollwood I (e)  0  311,807  5,924,337  (6,236,144)
(1)  Knollwood II (e)  0  310,663  5,902,600  (6,213,263)
(1)  Knollwood III (e)  0  310,257  5,899,971  (6,210,228)
(1)  Knollwood IV (e)  0  210,423  3,998,047  (4,208,470)
(1)  Parklane II (e)  0  228,684  4,344,999  (4,573,683)
(6)  Northwoods III  2,997,124  183,789  3,492,002  32,432
(1)  Northpointe I
(Shelton Beach)  2,282,511  156,968  2,982,380  152,664
(1)  Cedarbay  2,821,606  184,523  3,505,947  7,963
(1)  Northpointe II  1,808,627  118,651  2,254,361  44,589
(9)  Rockdale West (i)  0  610,192  8,240,035  (8,850,227)
(9)  Buttonwood Acres (f)  0  382,930  4,392,292  (4,775,222)
(9)  Solemar I  6,076,041  567,644  7,359,738  704,538
(2)  West Scenic  2,552,471  201,556  3,893,464  300,686
(2)  Greenwood Manor  1,242,002  84,416  1,603,982  30,734
(2)  Henslee Heights  1,533,637  107,068  2,035,034  16,149
(2)  Hereford Manor  934,115  70,391  1,319,817  10,683
(2)  Oakwood Manor  4,206,409  295,312  5,627,044  535,622
(2)  Robindale East  1,677,420  121,808  2,314,340  175,877
(12)  Valley Arms  2,201,758  257,254  2,648,264  (360,592)
(2)  Malvern Manor  1,047,615  73,494  1,396,388  6,479
(2)  Southwest  928,702  68,995  1,310,896  14,288
(3)  Lancaster Manor Associates (h)  8,000,000  392,991  7,476,427  26,220
(16)  Caroline Apartments  1,290,701  122,239  1,804,976  612,079
(1)  Florence Apartments  1,958,583  135,644  2,533,694  244,896
(1)  Saraland Apartments (g)  1,110,474  79,104  1,487,507  (1,566,611)
(1)  Bonnie Doone  1,254,516  89,034  1,649,278  22,016
(13)  Pinewood Village (Conifer 317)  903,854  110,658  1,229,121  317,431
(17)  Conifer Village (Conifer 208)  1,079,092  83,189  1,569,170  196,704
(13)  Fircrest Manor (Conifer 307)  1,082,060  133,179  1,479,049  157,006
(4)  Westminster Manor (f)  0  457,575  8,662,800  (9,120,375)
(4)  Northgate Townhouse (f)  0  336,820  6,280,710  (6,617,530)
(15)  Pecan Park I (i)  3,282,805  193,864  3,682,091  (710,396)
(15)  Pecan Park II (i)  3,162,200  187,760  3,481,597  (464,152)
(15)  Bicentennial Square (d)  0  1,147,629  6,576,179  (7,723,808)
(15)  Bellfort Arms  7,105,526  1,130,077  6,996,265  102,477
(8)  Hathaway Court  3,021,394  217,960  4,157,713  215,169
(5)  Lexington Village  1,865,586  133,830  2,580,297  182,301
(5)  Ware Manor  1,482,298  108,955  2,079,603  203,709
(14)  Summer Arms  1,706,079  123,135  2,381,092  47,490
(12)  Cabarrus Arms  1,265,094  102,987  1,850,151  166,380
(1)  Sundown Apts. (Cloister)  3,905,582  357,930  5,134,467  371,591
(5)  Tall Pines  1,876,419  166,974  2,657,152  438,394
(1)  Nottingham Woods  2,509,178  185,145  3,556,877  221,863
(7)  Seymour O'Brien Manor  1,091,842  77,893  1,483,726  299,066
(7)  Washington Highlands  1,116,835  79,571  1,508,983  381,912
(7)  Vincennes Niblack
("Autumn Ridge Apartments)  2,512,483  184,718  3,502,697  974,246
(11)  Nu Elm  1,401,078  100,552  1,913,293  394,974
(3)  Casa Ramon  1,748,810  121,197  2,318,916  283,574
(10)  Hackley Village  1,031,240  80,562  1,530,639  3,791
(10)  Huntley Associates I  1,691,777  125,087  2,376,634  395,721
(10)  Huntley Associates II  1,277,507  98,140  1,864,671  312,439
(1)  Decatur  1,927,530  135,554  2,531,304  100,798
(1)  Dickens Ferry  1,532,512  108,914  2,058,001  239,871
(15)  University Gardens  1,721,640  127,004  2,288,254  36,097
(15)  Southside Villages  1,924,816  135,624  2,508,705  18,325
(10)  Carlton Terrace  7,637,084  755,304  8,627,605  116,678
(10)  Apollo Villa  2,543,330  229,304  2,903,658  107,873
(10)  Apollo Villa II  6,301,282  577,304  7,260,975  151,018
(10)  Cranbrook Manor  3,288,404  261,948  3,510,485  (106,974)
(10)  Oakbrook Villa     8,075,918      411,597     9,143,169     2,881,130
      $131,043,087  $14,730,719  $222,052,152  $(54,187,748)


                          Gross Amount at which Carried At Close of Period
                                              Buildings and
Subsidiary Partnership's Residential Property      Land       Improvements      Total

(10)  Pebble Creek  $   266,942  $ 6,262,267  $ 6,529,209
(1)  Knollwood I (e)  0  0  0
(1)  Knollwood II (e)  0  0  0
(1)  Knollwood III (e)  0  0  0
(1)  Knollwood IV (e)  0  0  0
(1)  Parklane II (e)  0  0  0
(6)  Northwoods III  183,789  3,524,434  3,708,223
(1)  Northpointe I
(Shelton Beach)  156,968  3,135,044  3,292,012
(1)  Cedarbay  184,523  3,513,910  3,698,433
(1)  Northpointe II  118,651  2,298,950  2,417,601
(9)  Rockdale West (i)  0  0  0
(9)  Buttonwood Acres (f)  0  0  0
(9)  Solemar I  567,644  8,064,276  8,631,920
(2)  West Scenic  201,556  4,194,150  4,395,706
(2)  Greenwood Manor  84,416  1,634,716  1,719,132
(2)  Henslee Heights  107,068  2,051,183  2,158,251
(2)  Hereford Manor  70,391  1,330,500  1,400,891
(2)  Oakwood Manor  295,312  6,162,666  6,457,978
(2)  Robindale East  121,808  2,490,217  2,612,025
(12)  Valley Arms  257,254  2,287,672  2,544,926
(2)  Malvern Manor  73,494  1,402,867  1,476,361
(2)  Southwest  68,995  1,325,184  1,394,179
(3)  Lancaster Manor Associates (h)  392,991  7,502,647  7,895,638
(16)  Caroline Apartments  122,239  2,417,055  2,539,294
(1)  Florence Apartments  135,644  2,778,590  2,914,234
(1)  Saraland Apartments (g)  0  0  0
(1)  Bonnie Doone  89,034  1,671,294  1,760,328
(13)  Pinewood Village (Conifer 317)  128,622  1,528,588  1,657,210
(17)  Conifer Village (Conifer 208)  81,264  1,767,799  1,849,063
(13)  Fircrest Manor (Conifer 307)  133,179  1,636,055  1,769,234
(4)  Westminster Manor (f)  0  0  0
(4)  Northgate Townhouse (f)  0  0  0
(15)  Pecan Park I (i)  193,864  2,971,695  3,165,559
(15)  Pecan Park II (i)  187,760  3,017,445  3,205,205
(15)  Bicentennial Square (d)  0  0  0
(15)  Bellfort Arms  1,130,077  7,098,742  8,228,819
(8)  Hathaway Court  217,960  4,372,882  4,590,842
(5)  Lexington Village  133,830  2,762,598  2,896,428
(5)  Ware Manor  108,955  2,283,312  2,392,267
(14)  Summer Arms  123,135  2,428,582  2,551,717
(12)  Cabarrus Arms  102,987  2,016,531  2,119,518
(1)  Sundown Apts. (Cloister)  357,930  5,506,058  5,863,988
(5)  Tall Pines  166,974  3,095,546  3,262,520
(1)  Nottingham Woods  184,312  3,779,573  3,963,885
(7)  Seymour O'Brien Manor  77,893  1,782,792  1,860,685
(7)  Washington Highlands  79,571  1,890,895  1,970,466
(7)  Vincennes Niblack
("Autumn Ridge Apartments)  184,718  4,476,943  4,661,661
(11)  Nu Elm  100,552  2,308,267  2,408,819
(3)  Casa Ramon  121,197  2,602,490  2,723,687
(10)  Hackley Village  80,562  1,534,430  1,614,992
(10)  Huntley Associates I  125,087  2,772,355  2,897,442
(10)  Huntley Associates II  98,140  2,177,110  2,275,250
(1)  Decatur  135,554  2,632,102  2,767,656
(1)  Dickens Ferry  108,914  2,297,872  2,406,786
(15)  University Gardens  127,004  2,324,351  2,451,355
(15)  Southside Villages  135,624  2,527,030  2,662,654
(10)  Carlton Terrace  755,304  8,744,283  9,499,587
(10)  Apollo Villa  229,304  3,011,531  3,240,835
(10)  Apollo Villa II  577,304  7,411,993  7,989,297
(10)  Cranbrook Manor  261,948  3,403,511  3,665,459
(10)  Oakbrook Villa      411,597    12,024,299    12,435,896
      $10,359,841  $172,235,282  $182,595,123


                                                            Life on which
                                                            Depreciation in
Subsidiary                                                  Latest Income
Partnership's         Accumulated     Date of         Date  Statement is
Residential Property  Depreciation  Construction  Acquired  Computed(b)(c)

(10)  Pebble Creek   $  2,379,660  (c)  Nov. 1984  5 - 27.5
(1)  Knollwood I (e)  0  (c)  Sept. 1984  30
(1)  Knollwood II (e)  0  (c)  Sept. 1984  30
(1)  Knollwood III (e)  0  (c)  Sept. 1984  30
(1)  Knollwood IV (e)  0  (c)  Sept. 1984  30
(1)  Parklane II (e)  0  (c)  Sept. 1984  30
(6)  Northwoods III  1,662,541  (c)  Oct. 1984  15 - 30
(1)  Northpointe I
(Shelton Beach)  1,468,577  (c)  Nov. 1984  15 - 30
(1)  Cedarbay  1,676,773  (c)  Sept. 1984  15 - 30
(1)  Northpointe II  1,081,728  (c)  Nov. 1984  15 - 30
(9)  Rockdale West (i)  0  (c)  Oct. 1984  15-27
(9)  Buttonwood Acres (f)  0  (c)  Oct. 1984  20
(9)  Solemar I  3,104,309  (c)  Oct. 1984  15-27
(2)  West Scenic  2,055,408  (c)  Dec. 1984  10 - 30
(2)  Greenwood Manor  781,654  (c)  Dec. 1984  30
(2)  Henslee Heights  848,246  (c)  Dec. 1984  35
(2)  Hereford Manor  574,822  (c)  Dec. 1984  35
(2)  Oakwood Manor  3,038,074  (c)  Dec. 1984  5 - 30
(2)  Robindale East  1,185,004  (c)  Dec. 1984  10 - 30
(12)  Valley Arms  1,054,529  (c)  Dec. 1984  35
(2)  Malvern Manor  585,925  (c)  Dec. 1984  35
(2)  Southwest  641,345  (c)  Dec. 1984  30
(3)  Lancaster Manor Associates (h)  3,465,011  (c)  Dec. 1984  30
(16)  Caroline Apartments  1,422,748  (c)  Nov. 1984  28
(1)  Florence Apartments  1,308,299  (c)  Oct. 1984  15 - 30
(1)  Saraland Apartments (g)  0  (c)  Oct. 1984  5 - 30
(1)  Bonnie Doone  817,248  (c)  Nov. 1984  27.5 - 30
(13)  Pinewood Village (Conifer 317)  701,130  (c)  Nov. 1984  15 - 30
(17)  Conifer Village (Conifer 208)  887,697  (c)  Nov. 1984  19 - 30
(13)  Fircrest Manor (Conifer 307)  782,490  (c)  Nov. 1984  20 - 30
(4)  Westminster Manor (f)  0  (c)  Oct. 1984  30
(4)  Northgate Townhouse (f)  0  (c)  Oct. 1984  30
(15)  Pecan Park I (i)  1,658,193  (c)  Dec. 1984  30
(15)  Pecan Park II (i)  1,568,262  (c)  Dec. 1984  18 - 30
(15)  Bicentennial Square (d)  0  (c)  Dec. 1984  30 - 40
(15)  Bellfort Arms  3,379,131  (c)  Nov. 1984  30
(8)  Hathaway Court  3,076,198  (c)  Nov. 1984  20
(5)  Lexington Village  1,877,961  (c)  Nov. 1984  15 - 27.5
(5)  Ware Manor  1,543,179  (c)  Nov. 1984  15 - 27.5
(14)  Summer Arms  1,708,952  (c)  Nov. 1984  20
(12)  Cabarrus Arms  1,365,013  (c)  Nov. 1984  7 - 20
(1)  Sundown Apts. (Cloister)  3,750,638  (c)  Nov. 1984  10 - 20
(5)  Tall Pines  2,009,484  (c)  Nov. 1984  20 - 27.5
(1)  Nottingham Woods  2,518,499  (c)  Nov. 1984  10 - 20
(7)  Seymour O'Brien Manor  757,967  (c)  Oct. 1984  5 - 27.5
(7)  Washington Highlands  730,525  (c)  Oct. 1984  5 - 27.5
(7)  Vincennes Niblack
("Autumn Ridge Apartments)  1,646,196  (c)  Oct. 1984  5 - 27.5
(11)  Nu Elm  972,352  (c)  Oct. 1984  5 - 27.5
(3)  Casa Ramon  1,205,288  (c)  Oct. 1984  5 - 27.5
(10)  Hackley Village  646,404  (c)  Oct. 1984  5 - 27.5
(10)  Huntley Associates I  1,114,858  (c)  Oct. 1984  5 - 27.5
(10)  Huntley Associates II  871,598  (c)  Oct. 1984  5 - 27.5
(1)  Decatur  1,269,074  (c)  Oct. 1984  15 - 40
(1)  Dickens Ferry  1,050,009  (c)  Nov. 1984  15 - 40
(15)  University Gardens  1,353,132  (c)  Nov. 1984  25
(15)  Southside Villages  1,459,806  (c)  Nov. 1984  25
(10)  Carlton Terrace  5,203,436  (c)  Dec. 1984  25
(10)  Apollo Villa  1,757,212  (c)  Dec. 1984  25
(10)  Apollo Villa II  4,418,061  (c)  Dec. 1984  25
(10)  Cranbrook Manor  1,564,814  (c)  Dec. 1984  5 - 40
(10)  Oakbrook Villa    4,235,960  (c)  Dec. 1984  5 - 40
                      $86,235,420


(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depre-ciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of ac-quisition.
(d) The property and the related assets and liabilities were sold dur-ing the fiscal year ended March 25, 1997. See Note 10 in Item 8, Fi-nancial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold dur-ing the fiscal year ended March 25, 1998. See Note 10 in Item 8, Fi-nancial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Part-nerships were sold during the fiscal year ended March 25, 1998. See
Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partner-ship's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See
Note 11 in Item 8, Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold dur-ing the fiscal year ended March 25, 1999. See Note 10 in Item 8, Fi-nancial Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Part-nerships were sold during the fiscal year ended March 25, 1999. See
Note 10 in Item 8, Financial Statements and Supplementary Data.
Geographic Locations:  (1) Alabama, (2) Arkansas, (3) California, (4)
Colorado, (5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Mas-sachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Ore-gon, (14) South Carolina, (15) Texas, (16) Virginia, (17) Washington.

                                Cost of Property and Equipment
                                Year Ended March 25,
                                1999              1998              1997
Balance at beginning of period  $193,023,214  $240,084,646  $243,918,076
Additions during period:
Improvements                       1,613,624  2,050,996  1,435,708
Depreciation expense
Deductions during period:
Dispositions                     (10,943,894)  (49,112,428)  (3,701,188)
Loss on impairment                (1,097,821)            0    (1,567,950)
Balance at close of period      $182,595,123  $193,023,214  $240,084,646

                               Accumulated Depreciation
                               Year Ended March 25,
                               1999              1998              1997
Balance at beginning of period   $86,496,195  $99,888,832  $ 94,655,094
Additions during period:
Improvements
Depreciation expense               5,844,432  7,164,517  8,484,538
Deductions during period:
Dispositions                      (6,105,207)  (20,557,154)  (2,622,462)
Loss on impairment                    0                  0      (628,338)
Balance at close of period       $86,235,420  $86,496,195  $99,888,832

At the time the local partnerships were acquired by Cambridge Advantaged
Properties Limited Partnership, the entire purchase price paid by Cam-bridge Advantaged Properties Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP.