Form 10-Q
period 1999-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1999-07-22
CIK 748847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1999

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

                              June 25,                       March 25,
                               1999                            1999

ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $72,482,713 and $71,906,694,
  respectively                    $  70,772,421          $  76,007,692
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $8,450,786 and $14,328,726,
  respectively                       13,940,601             20,352,011
Cash and cash equivalents             9,318,519              2,658,449
Cash - restricted for tenants'
  security deposits                   1,112,334              1,213,550
Mortgage escrow deposits              9,521,031             10,549,951
Prepaid expenses and
  other assets                        1,248,625              1,655,056
  Total assets                     $105,913,531           $112,436,709

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable            $  60,301,470          $  68,827,382
Purchase money notes payable
  (Note 2)                           50,451,163             62,215,705
Due to selling partners
  (Note 2)                           74,345,731             81,667,934
Accounts payable, accrued
  expenses and other liabilities      4,303,778              3,538,143
Tenants' security deposits payable    1,044,229              1,152,240
Due to general partners of
  subsidiaries and their affiliates   1,781,806              1,606,773
Due to general partners and
  affiliates                          1,964,140              2,435,696
Total liabilities                   194,192,317            221,443,873
Minority interest                       616,696                593,370
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                  (87,469,003)          (107,967,004)
  General partners                   (1,426,479)            (1,633,530)
Total partners' deficit             (88,895,482)          (109,600,534)
Total liabilities and
  partners' deficit                $105,913,531           $112,436,709

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                        Three Months Ended
                                             June 25,
                                     1999                  1998*

Revenues:

Rentals, net                         $ 6,795,407          $ 7,099,729
Other                                    267,307              247,181
Gain on sale of property (Note 4)      8,978,721            7,398,120
Total revenues                        16,041,435           14,745,030

Expenses

Administrative and management          1,385,840            1,316,131
Administrative and management-
  related parties (Note 3)               716,632              714,079
Operating                              1,515,696            1,610,509
Repairs and maintenance                1,782,590            1,765,439
Taxes and insurance                      872,207              952,513
Interest                               2,127,005            2,329,205
Depreciation                           1,389,530            1,501,829
Total expenses                         9,789,500           10,189,705

Net income before minority interest    6,251,935            4,555,325
Minority interest in income of
  subsidiaries                           (25,268)                (608)
Income before extra-
  ordinary item                        6,226,667            4,554,717
Extraordinary item-forgiveness of
  indebtedness income (Note 4)        14,478,385                    0
Net income                           $20,705,052         $  4,554,717

Limited Partners Share:
Income before extraordinary item    $  6,164,400         $  4,509,170
Extraordinary item                    14,333,601                    0

Net income                           $20,498,001         $  4,509,170

Number of units outstanding               12,074               12,074

Income before extraordinary
  item per limited partner unit      $       511          $       373
Extraordinary item per limited
  partner unit                             1,187                    0

Net income per limited partner unit  $     1,698          $       373

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes In Partners' Deficit
(Unaudited)


                                             Limited          General
                             Total          Partners          Partners

Balance -
  March 26, 1999   $(109,600,534)       $(107,967,004)          $(1,633,530)

Net income            20,705,052           20,498,001               207,051

Balance -
  June 25, 1999   $  (88,895,482)      $  (87,469,003)          $(1,426,479)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                 Three Months Ended
                                                       June 25,
                                              1999                  1998*

Cash flows from operating activities:
Net income                               $ 20,705,052          $ 4,554,717
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
Gain on sale of property (Note 4)          (8,978,721)          (7,398,120)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)            (14,478,385)                   0
Depreciation                                1,389,530            1,501,829
Minority interest in income
  of subsidiaries                              25,268                  608
(Increase) decrease in cash-restricted
  for tenants' security deposits              (54,035)               3,372
Decrease (increase) in mortgage
  escrow deposits                           1,061,024             (400,282)
Decrease in prepaid
  expenses and other assets                   114,484              342,766
Increase in due to selling partners         1,624,020            1,967,607
Payments of interest to selling
  partners                                   (178,395)              (3,923)
Increase in accounts payable,
  accrued expenses and other liabilities    1,270,596               89,006
Decrease in tenants' security
  deposits payable                              7,851               25,271
Increase in due to general partners
  of subsidiaries and their affiliates        376,814              113,523
Decrease in due to general partners
  of subsidiaries and their affiliates        (15,572)            (153,067)
(Decrease) increase in due to
  general partners and affiliates            (471,556)             302,278
Total adjustments                         (18,307,077)          (3,609,132)
Net cash provided by
   operating activities                     2,397,975              945,585

Cash flows from investing activities:
Proceeds from sale of properties           13,500,000              600,000
Acquisitions of property and
  equipment                                  (118,034)            (216,941)
Increase in mortgage
  escrow deposits                            (421,151)            (194,415)

Net cash provided by
  investing activities                     12,960,815              188,644

Cash flows from financing activities:
Decrease in purchase
  money notes payable                        (170,866)                   0
Principal payment of mortgage
  notes payable                            (8,525,912)            (542,580)
Decrease in minority interest                  (1,942)              (1,833)

Net cash used in financing activities       (8,698,720)            (544,313)

Net increase in cash and cash
  equivalents                                6,660,070              589,916
Cash and cash equivalents -
  beginning of period                        2,658,449            1,976,935
Cash and cash equivalents -
  end of period                            $ 9,318,519          $ 2,566,851

Supplemental disclosures of noncash
  activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                   $12,289,350          $12,785,288

Forgiveness of indebtedness
  (Note 4):
Decrease in purchase money
  note payable                              (5,371,742)                   0
Decrease in due to selling
  partners                                  (8,767,828)                   0
Decrease in due to general partners
  of subsidiaries and affiliates              (186,209)                   0
Decrease in accounts payable,
  accrued expenses and other liabilities      (152,606)                   0

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation            7,574,951                  669
Decrease in cash - restricted for tenants'
  security deposits                            155,251                    0
Decrease in mortgage escrow deposits           389,047                    0
Decrease in prepaid expenses and
  other assets                                 291,947                    0
Decrease in purchase money
  notes payable                             (3,421,700)          (2,545,263)
Decrease in due to selling partners                  0           (4,257,845)
Decrease in accounts payable,
  accrued expenses and other liabilities      (352,355)                   0
Decrease in tenant's security
  deposits payable                            (115,862)                   0
Decrease in due to general partners of
  subsidiaries and their affiliates                  0                4,319

*Reclassified for comparative purposes.

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the three months ended June 25, 1999 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fifty-one subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships") two of which only have ac-tivity through the date of sale of the Partnership's Local Partnership inter-est and one of which only has activity through the date of sale of their prop-erty and the related assets and liabilities. The consolidated financial statements for the three months ended June 25, 1998 include the account of the Partnership and fifty-two subsidiary partnerships. The Partnership is a lim-ited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a con-tractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends June
25. All subsidiaries have fiscal quarters ending March 31. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from April 1 through June 25. The Partnership's fiscal quarter ends on June 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are main-tained on the accrual basis of accounting, in accordance with generally ac-cepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolida-tion.

Increases (decreases) in the capitalization of consolidated subsidiaries at-tributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were $1,073 and $0 such losses for the three months ended June 25, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accom-panying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the finan-cial position of the Partnership as of June 25, 1999 and the results of opera-tions and cash flows for the three months ended June 25, 1999 and 1998. How-ever, the operating results for the three months ended June 25, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial state-ments prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 1999 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partner-ship level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at June 25, 1999 and March 25 1999 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which now provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the op-erations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued ac-crual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repay-ment dates of the notes. Unpaid interest of approximately $74,000,000 and $81,000,000 as of June 25, 1999 and March 25 1999, respectively, has been ac-crued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of pro-ceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Through June 25, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years (five years with respect to two subsidiary partnerships) and extension fees in the amount of $606,144 were incurred by the Partnership. Such notes are now ex-tended with maturity dates ranging from July 1999 to October 2003. Of such fees incurred, $455,563 was accrued and added to the Purchase Money Notes bal-ance. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase Money Notes, it will be required to refinance or sell its investments in the Local Partner-ships in order to pay the Purchase Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban De-velopment ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Lo-cal Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be suf-ficient to meet the outstanding balances of principal, accrued interest and extension fees. Management is working with the selling partners to restruc-ture and/or refinance the notes. No assurance can be given that management's efforts will be successful. The Purchase Money Notes are without personal re-course to either the Partnership or any of its partners and the selling part-ner's recourse, in the event of nonpayment, would be to foreclose on the Part-nership's interests in the respective subsidiary partnerships.

The Partnership has entered into negotiations with the holder of the Purchase Money Notes issued in connection with the acquisition of Cedar Bay Apartments, which Purchase Money Notes mature July 31, 1999. The partnership has re-quested an extension of the final maturity to July 31, 2001. No assurance can be given that the Cedar Bay Purchase Money Note holders will agree to the ex-tension request. The Partnership will vigorously assert any defenses avail-able to it if the Cedar Bay Purchase Note Holders attempt to perfect their se-curity interest in the Note.

The Purchase Money Notes for Carlton Terrace Apartments Limited Partnership, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Associates Limited Partnership were amended on March 10, 1999. The Purchase Money Notes aggregating $4,329,400 were reduced to a total principal balance of $1,529,166. As a result of these transactions, the basis of the related prop-erties were reduced by approximately $2,800,000 and forgiveness of indebted-ness income of $7,380,020 for accrued interest was recognized.

Cash flow distributions aggregating approximately $2,512,000 and $7,000 were made to the Partnership for the three months ended June 25, 1999 and 1998, re-spectively, of which approximately $13,000 and $4,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $2,490,000 and $0 were made to the Partnership during the three months ended June 25, 1999 and 1998, none of which was used to pay principal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 1999 and 1998 were as follows:
                                             Three Months Ended
                                                   June 25,
                                           1999                  1998*
Partnership management fees (a)          $  283,000          $  285,500
Expense reimbursement (b)                    46,173              32,500
Local administrative fee (c)                 18,000              21,000
Total general and administrative-
  General Partners                          347,173             339,000

Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners (d)        369,459             375,079

                                         $  716,632          $  714,079

*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partner-ship management fee of up to .5% of invested assets is payable to the Partner-ship's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,105,000 and $1,572,000 were accrued and unpaid as of June 25, 1999 and March 25, 1999, respectively. Without the General Partner's continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agree-ment. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset moni-toring fees owed to the General Partners amounting to approximately $64,000 and $45,000 were accrued and unpaid as of June 25, 1999 and March 25, 1999, respectively.

(c) H/R Special Partnership, the special limited partner, owning a .01% in-terest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred to affiliates of the subsidiary part-nerships amounted to $369,459 and $375,079 for the three months ended June 25, 1999 and 1998, respectively.

Note 4 - Sale of Properties

On May 22, 1998, the Partnership's Local Partnership interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000, resulting in a gain in the amount of $7,553,720.

On February 26, 1999, the Partnership's Limited Partnership interest in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a loss in the amount of approximately $52,000 and $46,000, respectively. No proceeds were used to settle the asso-ciated Purchase Money Notes and accrued interest balances which resulted in forgiveness of indebtedness income of $3,785,000 and $3,314,000 for tax pur-poses, respectively. The entire gain to be realized by the Partnership is an-ticipated to be approximately $8,145,000 and $7,367,000, respectively.

On March 12, 1999, the property and related assets and liabilities of Lancas-ter Manor Associates, Ltd. were sold to an unaffiliated third party for $13,500,000 resulting in a gain of $9,077,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $19,600,000.

On April 12, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $1,360,000 and foregiveness of indebted-ness income of approximately $2,664,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $5,116,000.

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the general partners for $589,623 resulting in a gain in the amount of approximately $2,366,000. The Purchase Money Notes were assumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $8,534,000.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the general partners for $220,138, resulting in a loss in the amount of approximately $988,000. The Purchase Money Notes were assumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $3,580,000.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo #2 Associates Limited Partnership was sold to the general partners for $562,136, resulting in a gain in the amount of approximately $2,937,000. The Purchase Money Notes were assumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be ap-proximately $8,719,000.


Note 5 - Commitments and Contingencies

The following disclosure includes changes and/or additions to disclosures re-garding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 1999.

Casa Ramon Apartments
On June 6, 1999, the Local Partnership entered into a purchase sale agreement with an unaffiliated third party for a purchase price of $4,500,000. The closing is expected to occur in November 1999. However, no assurance can be given that the closing will occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Re-sults of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distributions from op-erations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the three months ended June 25, 1999, the Partnership received approximately $2,512,000 of cash flow dis-tributions, of which approximately $13,000, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties ag-gregating approximately $2,490,000 were made to the Partnership during the three months ended June 25, 1999, none of which was used to pay principal and interest on the Purchase Money Notes. Certain fees and expense reimbursements owed to the General Partners amounting to approximately $1,443,000 were ac-crued and unpaid as of June 25, 1999. The General Partners believe that the Partnership's reserves, net proceeds from pending and future sales and future cash flow distributions will be adequate for its operating needs.

During the three months ended June 25, 1999, cash and cash equivalents of the Partnership and its fifty-one consolidated Local Partnerships increased ap-proximately $6,660,000. This increase was primarily due to cash provided by operating activities ($2,398,000) and proceeds from the sale of properties ($13,500,000) which exceeded acquisitions of property and equipment ($118,000), repayments of mortgage notes payable ($8,526,000), a decrease in purchase money notes payable ($171,000) and an increase in mortgage escrow de-posits ($421,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($8,979,000), forgiveness of indebtedness income ($14,478,000) and deprecia-tion ($1,390,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns di-rect and indirect interest, see Note 4 to the financial statements.

For a discussion of contingencies affecting certain Local Partnerships, see
Note 5 to the financial statements. Since the maximum loss for which the Partnership would be liable is its net investment in the respective local partnerships, the resolution of the existing contingencies is not anticipated to impact future results of operations, liquidity or financial condition in a material way except that the Partnership would lose its investment in the properties and any potential proceeds from the sale or refinancing of the properties.

Management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact li-quidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the lo-cation of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the remaining proper-ties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

The results of operations of the Partnership, as well as the Local Partner-ships, remained fairly consistent during the three months ended June 25, 1999 and 1998, excluding Lancaster Manor Associates Ltd. which sold its property and the related assets and liabilities and Rockdale, Park of Pecan I, Ltd. and Park of Pecan II, Ltd. in which the Partnership sold its Local Partnership in-terests (collectively the "Sold Assets"), gain on sale of properties, forgive-ness of indebtedness income and other income. The majority of Local Partner-ship income continues to be in the form of rental income with the correspond-ing expenses being divided among operations, depreciation and mortgage inter-est. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were ac-quired.

Rental income decreased approximately 4% for the three months ended June 25, 1999 as compared to 1998. Excluding the Sold Assets, rental income increased approximately 1% for the three months ended June 25, 1999 as compared to 1998 primarily due to rental rate increases.

Other income increased approximately 8% for the three months June 25, 1999 as compared to 1998. Excluding the Sold Assets, such income increased approxi-mately 12% primarily due to increases in late charges, miscellaneous fees and interest income at two local partnerships and an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 1999.

Total expenses, excluding the Sold Assets, remained fairly consistent with a decrease of less than 1% for the three months ended June 25, 1999 as compared to 1998.

A gain on sale of property in the amount of approximately $8,979,000 and $7,398,000 was recorded for the three months ended June 25, 1999 and 1998, re-spectively, and forgiveness of indebtedness income in the amount of approxi-mately $14,478,000 and $0 was recorded for the three months ended June 25, 1999 and 1998, respectively (See Note 4 to the financial statements).

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has upgraded its computer in-formation systems to be year 2000 compliant. The most likely worst case sce-nario that the General Partners face is that computer operations will be sus-pended for a few days to a week commencing on January 1, 2000. The Partner-ship's contingency plan is to have (i) a complete backup done on December 31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evalu-ating the potential adverse impact that could result from the failure of mate-rial service providers to be year 2000 compliant. A detailed survey and as-sessment was sent to material third parties in the fourth quarter of 1998.
The Partnership has received assurances from a majority of the material serv-ice providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Partnership re-lies heavily on third parties and is vulnerable to the failures of third par-ties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings - None

Item 2.	Changes in Securities and Use of Proceeds - None

Item 3.	Defaults Upon Senior Securities - None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other information - None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits:

		27	Financial Data Schedule (filed herewith).

	(b)	Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the reg-istrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.


CAMBRIDGE ADVANTAGED
PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	Related Beta Corporation,
		a General Partner

Date:  July 22, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date: July 22, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)


	By:	ASSISTED HOUSING ASSOCIATES,
		INC., a General Partner

Date: July 22, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date: July 22, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	CAMBRIDGE AND RELATED ASSOCIATES
		LIMITED PARTNERSHIP

		By:	Related Beta Corporation,

Date: July 22, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(principal financial officer)

Date: July 22, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)