Form 10-Q
period 1999-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 1999-10-27
CIK 748847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1999

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
Consolidated Balance Sheets
(Unaudited)

                                           September 25,       March 25,
                                               1999              1999

ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $62,073,303 and $71,906,694,
  respectively                             $ 63,471,198      $ 76,007,692
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $7,345,208 and $14,328,726,
  respectively                               12,514,771        20,352,011
Cash and cash equivalents                     6,058,033         2,658,449
Cash - restricted for tenants'
  security deposits                             870,180         1,213,550
Mortgage escrow deposits                      9,161,584        10,549,951
Prepaid expenses and other assets             1,284,392         1,655,056
  Total assets                             $ 93,360,158      $112,436,709

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                     $ 48,838,543      $ 68,827,382
Purchase money notes payable
  (Note 2)                                   48,186,722        62,215,705
Due to selling partners (Note 2)             74,075,442        81,667,934
Accounts payable, accrued
  expenses and other liabilities              3,015,464         3,538,143
Tenants' security deposits payable              823,913         1,152,240
Due to general partners of
  subsidiaries and their affiliates             683,362         1,606,773
Due to general partners and
  affiliates                                  2,203,805         2,435,696
Total liabilities                           177,827,251       221,443,873
Minority interest                               591,582           593,370
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                          (83,670,564)     (107,967,004)
  General partners                           (1,388,111)       (1,633,530)
Total partners' deficit                     (85,058,675)     (109,600,534)
Total liabilities and
  partners' deficit                        $ 93,360,158      $112,436,709

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                       Three Months Ended           Six Months Ended
                          September 25,               September 25,
                        1999          1998*         1999          1998*

Revenues:

Rentals, net        $ 6,139,317   $ 7,030,714   $12,934,724   $14,130,443
Other                   372,883       307,981       640,190       555,162
Gain on sale of
  property (Note 4)   3,161,101       155,600    12,139,822     7,553,720
Total revenues        9,673,301     7,494,295    25,714,736    22,239,325

Expenses

Administrative and
  management          1,177,587     1,238,533     2,563,427     2,554,664
Administrative and
  management-
  related parties
  (Note 3)              621,912       711,604     1,338,544     1,425,683
Operating             1,101,602     1,309,500     2,617,298     2,920,009
Repairs and
  maintenance         1,803,204     1,891,524     3,585,794     3,656,963
Taxes and
  insurance             750,576       901,606     1,622,783     1,854,119
Interest              1,702,780     2,283,597     3,829,785     4,612,802
Depreciation          1,277,420     1,471,460     2,666,950     2,973,289
Total expenses        8,435,081     9,807,824    18,224,581    19,997,529

Net income (loss) before
  minority interest   1,238,220    (2,313,529)    7,490,155     2,241,796
Minority interest in
  income of
  subsidiaries       (2,715,400)       (2,265)   (2,740,668)       (2,873)
Income (loss) before
  extra-ordinary
  item               (1,477,180)   (2,315,794)    4,749,487     2,238,923
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)     5,313,987             0    19,792,372             0
Net income (loss)   $ 3,836,807   $(2,315,794)  $24,541,859   $ 2,238,923

Limited Partners
  Share:
Income (loss) before
  extraordinary
  item              $(1,462,408)  $(2,292,636) $  4,701,992   $ 2,216,534
Extraordinary
  item                5,260,847             0    19,594,448             0

Net income (loss)   $ 3,798,439   $(2,292,636)  $24,296,440   $ 2,216,534

Number of units
  outstanding            12,074        12,074        12,074        12,074

Income (loss) before
  extraordinary
  item per limited
  partner unit      $      (121)  $      (190)   $      389   $       184
Extraordinary item
  per limited
  partner unit              436             0         1,623             0

Net income (loss)
  per limited
  partner unit      $       315   $      (190)   $    2,012   $       184

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes In Partners' Deficit
(Unaudited)


                                           Limited            General
                           Total           Partners           Partners

Balance -
  March 26, 1999      $(109,600,534)      $(107,967,004)      $(1,633,530)

Net income               24,541,859          24,296,440           245,419

Balance -
  September 25,
  1999                $ (85,058,675)      $ (83,670,564)      $(1,388,111)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                   Six Months Ended
                                                     September 25,
                                                 1999             1998*

Cash flows from operating activities:
Net income                                   $24,541,859      $ 2,238,923
Adjustments to reconcile net income
  to net cash provided
  by operating activities:
Gain on sale of property (Note 4)            (12,139,822)      (7,553,720)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)               (19,792,372)               0
Depreciation                                   2,666,950        2,973,289
Minority interest in income
  of subsidiaries                              2,740,668            2,873
(Increase) decrease in cash-restricted
  for tenants' security deposits                  (6,276)          23,028
Increase in mortgage
  escrow deposits                                (92,542)        (271,184)
Increase in prepaid
  expenses and other assets                     (306,021)        (128,094)
Increase in due to selling partners            3,150,114        3,802,801
Payments of interest to selling
  partners                                      (346,416)        (119,446)
Increase (decrease) in accounts payable,
  accrued expenses and other liabilities         825,523         (865,703)
(Decrease) increase in tenants' security
  deposits payable                               (29,795)          44,051
Increase in due to general partners
  of subsidiaries and their affiliates           672,940          203,453
Decrease in due to general partners
  of subsidiaries and their affiliates           (27,695)        (236,154)
(Decrease) increase in due to
  general partners and affiliates               (231,891)         525,602
Total adjustments                            (22,916,635)      (1,599,204)
Net cash provided by
   operating activities                        1,625,224          639,719

Cash flows from investing activities:
Proceeds from sale of properties              14,871,897          600,000
Acquisitions of property and
  equipment                                     (529,343)        (756,615)
Decrease (increase) in mortgage
  escrow deposits                               (428,300)          10,654

Net cash provided by (used in)
  investing activities                        13,914,254         (145,961)

Cash flows from financing activities:
Decrease in purchase
  money notes payable                           (323,783)               0
Principal payment of mortgage
  notes payable                               (9,073,655)        (414,338)
Decrease in capitalization of
  minority interest                           (2,742,456)          (1,833)

Net cash used in financing activities        (12,139,894)        (416,171)

Net increase in cash and cash
  equivalents                                  3,399,584           77,587
Cash and cash equivalents -
  beginning of period                          2,658,449        1,976,935
Cash and cash equivalents -
  end of period                             $  6,058,033      $ 2,054,522

Supplemental disclosures of noncash
  activities:
Increase in purchase money
  notes payable due to capitalization
  of prepaid expenses and
  other assets                              $          0      $     5,132
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                       7,837,240       12,728,910

Forgiveness of indebtedness
  (Note 4):
Decrease in purchase money
  note payable                                (9,060,168)               0
Decrease in due to selling
  partners                                    10,396,190                0
Increase in prepaid expenses and
  other assets                                     2,801                0
Decrease in due to general partners
  of subsidiaries and their affiliates          (186,209)               0
Decrease in accounts payable,
  accrued expenses and other liabilities        (152,606)               0

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation             18,236,127        3,687,171
Decrease in cash - restricted for tenants'
  security deposits                              349,646           73,664
Decrease in mortgage escrow deposits           1,909,209                0
Decrease in prepaid expenses and
  other assets                                   673,884          460,947
Decrease in purchase money
  notes payable                               (4,645,032)      (2,545,263)
Decrease in due to selling partners                    0       (4,257,845)
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities      (1,195,596)         790,759
Decrease in tenant's security
  deposits payable                              (298,532)         (67,472)
(Decrease) increase in due to
  general partners of subsidiaries
  and their affiliates                        (1,382,447)           4,319
Decrease in mortgage notes payable           (10,915,184)      (5,100,000)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the six months ended September 25, 1999 include the accounts of Cambridge Advan-taged Properties Limited Partnership (the "Partnership") and fifty-one subsidiary partnerships ("subsidiaries," "subsidiary partner-ships" or "Local Partnerships") five of which only have activity through the date of sale of the Partnership's Local Partnership interest and two of which only have activity through the date of sale of their property and the related assets and liabilities. The consolidated financial statements for the six months ended Sep-tember 25, 1998 include the account of the Partnership and fifty-two subsidiary partnerships, one of which only has activity through the date of sale of the Partnership's Local Partnership interest. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its Gen-eral Partners (a "General Partner"), which affiliate has a contrac-tual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been ad-justed for intercompany transactions from July 1 through Septem-ber 25. The Partnership's fiscal quarter ends on September 25 in order to allow adequate time for the subsidiaries' financial state-ments to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were approximately $500 and $0 and $1,600 and $0 such losses for the three and six months ended September
25, 1999 and 1998, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of September 25, 1999, the results of operations for the three and six months ended Septem-ber 25, 1999 and 1998 and cash flows for the six months ended September 25, 1999 and 1998. However, the operating results for the six months ended September 25, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's March 25, 1999 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase
Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for com-pound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at September 25,
1999 and March 25 1999 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which now provide for simple inter-est, will not be in default if not less than 60% of the cash flow ac-tually distributed to the Partnership by the corresponding subsidi-ary partnership (generated by the operations, as defined) is ap-plied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes.
Unpaid interest of approximately $74,000,000 and $81,000,000 as of September 25, 1999 and March 25 1999, respectively, has been accrued and is included in due to selling partners in the consoli-dated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to one subsidiary partnership and six years with respect to three subsidi-ary partnerships). In connection with such extensions, the Part-nership incurred an extension fee of 1 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes.
Through September 25, 1999, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December
1996) were extended for three years (five years with respect to two subsidiary partnerships) and extension fees in the amount of $589,426 were incurred by the Partnership. Such Purchase Money Notes are now extended with maturity dates ranging from Sep-tember 1999 to October 2003. Of such fees incurred, $442,372 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase
Money Notes, it will be required to refinance or sell its invest-ments in the Local Partnerships in order to pay the Purchase
Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agree-ments are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the cur-rent economic conditions, including changes in tax laws, it is un-certain as to whether the proceeds from such sales will be suffi-cient to meet the outstanding balances of principal, accrued inter-est and extension fees. Management of the Partnership is working with the selling partners to restructure and/or refinance the Pur-chase Money Notes. No assurance can be given that manage-ment's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Although some Purchase Money Notes have matured, the Part-nership continues to work to restructure and/or refinance the Purchase Money Notes and management of the Partnership is planning to propose a number of settlement approaches. The
Partnership will vigorously assert any defenses available to it if the holders of Purchase Money Notes attempt to perfect their security interest in the Purchase Money Notes. We cannot predict the out-come of these events at this time.

The Purchase Money Notes for Carlton Terrace Apartments Lim-ited Partnership, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Associates Limited Partnership were amended on March 10, 1999. The Purchase Money Notes aggregating
$4,329,400 were reduced to a total principal balance of $1,529,166. As a result of these transactions, forgiveness of indebtedness in-come of $10,180,000 for accrued interest was recognized. The Partnership sold its interest in the above named properties on June 18, 1999 (see Note 4).

Cash flow distributions aggregating approximately $2,842,000 and $188,000 were made to the Partnership for the six months ended September 25, 1999 and 1998, respectively, of which approxi-mately $68,000 and $112,000, respectively, was used to pay inter-est on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $2,729,000 and $0 were made to the Partnership during the six months ended Sep-tember 25, 1999 and 1998, none of which were used to pay princi-pal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 1999 and 1998 were as follows:
                        Three Months Ended          Six Months Ended
                           September 25,              September 25,
                        1999         1998*         1999           1998*
Partnership manage-
  ment fees (a)      $  283,000   $  285,500   $   566,000    $   571,000
Expense reimburse-
  ment (b)               21,000       41,390        67,173         73,890
Local administra-
  tive fee (c)           17,000       21,000        35,000         42,000
Total general and
  administrative-
  General Partners      321,000      347,890       668,173        686,890

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners (d)          300,912      363,714       670,371        738,793

Total general and
  administrative-
  related parties    $  621,912   $  711,604    $1,338,544     $1,425,683

*Reclassified for comparative purposes.

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,388,000 and $1,572,000 were accrued and unpaid as of September 25, 1999 and March 25, 1999, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without pay-ment of these amounts but is under no obligation to continue do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $41,000 and $45,000 were accrued and unpaid as of September 25, 1999 and March 25, 1999, respectively.

(c) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) Property management fees incurred to affiliates of the subsidi-ary partnerships amounted to $300,912 and $363,714 and $670,371 and $738,793 for the three and six months ended September 25, 1999 and 1998, respectively.

Note 4 - Sale of Properties

General

The Partnership is currently in the process of disposing of its in-vestments. It is anticipated that this process will take a number of years. As of September 25, 1999, the Partnership has disposed of seventeen of its sixty-one original investments. Four additional investments are listed for sale and the Partnership anticipates that the forty remaining investments will be listed for sale by Decem-ber 31, 2000. There is no assurance as to when the Partnership will dispose of its last remaining investments or the amount of pro-ceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current eco-nomic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed one new entity: Cambridge Advan-taged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is completely owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partner-ship interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Perry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments,
Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Pur-chase Money Note. The contribution did not involve any consid-eration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership.

Information Regarding Dispositions.
On May 22, 1998, the Partnership's Local Partnership interest in
Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000, resulting in a gain in the amount of $7,553,720.

On February 26, 1999, the Partnership's limited partnership inter-ests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a loss in the amount of approximately $52,000 and $46,000, respectively.
No proceeds were used to settle the associated Purchase Money
Notes, accrued interest and certain accrued expenses which re-sulted in forgiveness of indebtedness income of $3,785,000 and $3,314,000 for tax purposes, respectively. The entire gain to be realized by the Partnership is anticipated to be approximately $8,145,000 and $7,367,000, respectively.

On March 12, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to an unaffiliated third party for $13,500,000 resulting in a gain of approximately $8,436,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,000,000.

On April 12, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $46,000 and forgiveness of indebtedness income of approximately $2,514,000.
For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,700,000.

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the general partners for $589,623 resulting in a gain in the amount of approximately $1,675,000. The Purchase Money Notes were as-sumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approxi-mately $4,949,000.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the gen-eral partners for $220,138, resulting in a gain in the amount of approximately $371,000. The Purchase Money Notes were as-sumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approxi-mately $1,454,000.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo #2 Associates Limited Partnership was sold to the general partners for $562,136, resulting in a gain in the amount of approximately $1,709,000. The Purchase Money Notes were as-sumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approxi-mately $4,118,000.

On June 6, 1999, Casa Ramon Apartments entered into a purchase sale agreement with a third party for a purchase price of $4,500,000. The closing is expected to occur in January 2000. However, no assurance can be given that the closing will occur.

Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 25, 1999.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the six months ended September 25, 1999, the Partnership received approximately $2,842,000 of cash flow distri-butions, of which approximately $68,000, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $2,729,000 were made to the Partnership during the six months ended September
25, 1999, none of which were used to pay principal and interest on the Purchase Money Notes. Certain fees and expense reimburse-ments owed to the General Partners amounting to approximately $1,704,000 were accrued and unpaid as of September 25, 1999.
The General Partners believe that the Partnership's reserves, net proceeds from pending and future sales and future cash flow dis-tributions will be adequate for its operating needs.

During the six months ended September 25, 1999, cash and cash equivalents of the Partnership and its fifty-one consolidated Local Partnerships increased approximately $3,400,000. This increase was due to cash provided by operating activities ($1,625,000) and proceeds from the sale of properties ($14,872,000) which exceeded acquisitions of property and equipment ($529,000), repayments of mortgage notes payable ($9,074,000), a decrease in purchase money notes payable ($324,000), an increase in mortgage escrow deposits ($428,000) and a decrease in capitalization of minority interest ($2,742,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($12,140,000), forgiveness of indebtedness income ($19,792,000) and depreciation ($2,667,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 4 to the financial state-ments.

For a discussion of contingencies affecting certain Local Partner-ships, see Note 5 to the financial statements. Since the maximum loss for which the Partnership would be liable is its net investment in the respective Local Partnerships, the resolution of the existing contingencies is not anticipated to impact future results of opera-tions, liquidity or financial condition in a material way except that the Partnership would lose its investment in the properties and any potential proceeds from the sale or refinancing of the proper-ties.

Management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Manage-ment believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the re-maining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the six months ended September 25, 1999 and 1998, excluding Lancaster Manor Associates Ltd. and Valley Arms which sold their property and the related assets and liabilities and Rockdale, Park of Pecan I, Ltd., Park of Pecan II, Ltd., Carlton Terrace Apartments, Villa
Apollo Associates and Villa Apollo # 2. in which the Partnership sold its Local Partnership interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income and other income. The majority of Local Partnership income continues to be in the form of rental income with the corresponding ex-penses being divided among operations, depreciation and mort-gage interest. In addition, the Partnership incurred interest ex-pense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 13% and 8% for the three and six months ended September 25, 1999 as compared to 1998. Excluding the Sold Assets, rental income increased approximately 3% for both the three and six months ended September 25, 1999 as compared to 1998 primarily due to rental rate increases.

Other income increased approximately 21% and 15% for the three and six months September 25, 1999 as compared to 1998. Exclud-ing the Sold Assets, such income increased approximately 17% for both the three and six months ended September 30, 1999 as com-pared to 1998 primarily due to increases in late charges, miscella-neous fees and interest income at four Local Partnerships and an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 1999.

Total expenses, excluding the Sold Assets, remained fairly consis-tent with a decrease of less than 1% and an increase of less than 1% for the three and six months ended September 25, 1999 as compared to 1998.

Administrative and management-related parties, operating, taxes and insurance, interest and depreciation decreased approximately $90,000 and $87,000, $208,000 and $303,000, $151,000 and
$231,000, $581,000 and $783,000, $194,000 and $306,000, respec-
tively, for the three and six months ended September 30, 1999 as compared to 1998 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Oakbrook Villa, Cranbrook Manor, Conifer 307 (Fircrest) and Casa Ramon for depreciation only, such expenses remained fairly consistent with increases (de-creases) of approximately ($20,000) and $5,000, $39,000 and $13,000, ($36,000) and ($66,000), ($32,000) and ($62,000), ($10,000)
and $5,000, respectively, for the three and six months ended Sep-tember 30, 1999 as compared to 1998. Oakbrook Villa, Cranbrook Manor, Conifer 307 (Fircrest) and Casa Ramon are not being de-preciated during the quarter because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $3,161,000 and $12,140,000, $156,000 and $7,554,000 was recorded for the three and six months ended September 25, 1999 and 1998, respectively, and forgiveness of indebtedness income in the amount of approximately $5,314,000 and $19,792,000 was re-corded for the three and six months ended September 25, 1999. See Note 4 to the financial statements.

Year 2000 Compliance
The Partnership utilizes the computer services of an affiliate of the General Partners. The affiliate of the General Partners has up-graded its computer information systems to be year 2000 compli-ant. The most likely worst case scenario that the General Partners face is that computer operations will be suspended for a few days to a week commencing on January 1, 2000. The Partnership's con-tingency plan is to have (i) a complete backup done on December
31, 1999 and (ii) both electronic and printed reports generated for all critical data up to and including December 31, 1999.

In regard to third parties, the General Partners are in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant.
A detailed survey and assessment was sent to material third par-ties in the fourth quarter of 1998. The Partnership has received assurances from a majority of the material service providers with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accu-racy. In cases where the Partnership has not received assurances from third parties, it is initiating further mail and/or phone corre-spondence. The Partnership relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their year 2000 issues.

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


CAMBRIDGE ADVANTAGED
PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	Related Beta Corporation,
		a General Partner

Date:  October 27, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  October 27, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)


	By:	ASSISTED HOUSING ASSOCIATES,
		INC., a General Partner

Date:  October 27, 1999

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  October 27, 1999

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	CAMBRIDGE AND RELATED ASSOCIATES
		LIMITED PARTNERSHIP

		By:	Related Beta Corporation,

Date:  October 27, 1999

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(principal financial officer)

Date:  October 27, 1999

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)