Form 10-Q
period 1999-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2000-01-25
CIK 748847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)


   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 1999

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

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)
                                         December 25,         March 25,
                                            1999                1999
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $51,561,145 and $71,906,694,
  respectively                           $  53,416,693      $  76,007,692
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $18,978,406 and $14,328,726,
  respectively                              21,662,937         20,352,011
Cash and cash equivalents                    5,335,894          2,658,449
Cash - restricted for tenants'
  security deposits                            848,430          1,213,550
Mortgage escrow deposits                     9,493,001         10,549,951
Prepaid expenses and other assets            1,448,038          1,655,056
  Total assets                           $  92,204,993       $112,436,709

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                    $ 48,386,731       $ 68,827,382
Purchase money notes payable
  (Note 2)                                  48,186,722         62,215,705
Due to selling partners (Note 2)            75,492,921         81,667,934
Accounts payable, accrued
  expenses and other liabilities             2,854,704          3,538,143
Tenants' security deposits payable             819,154          1,152,240
Due to general partners of
  subsidiaries and their affiliates            624,159          1,606,773
Due to general partners and
  affiliates                                 2,485,393          2,435,696
Total liabilities                          178,849,784        221,443,873
Minority interest                              591,302            593,370
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                         (85,826,207)      (107,967,004)
  General partners                          (1,409,886)        (1,633,530)
Total partners' deficit                    (87,236,093)      (109,600,534)
Total liabilities and partners' deficit   $ 92,204,993       $112,436,709

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)
                     Three Months Ended            Nine Months Ended
                         December 25,                 December 25,
                     1999           1998*          1999           1998*
Revenues:

Rentals, net       $ 5,472,842   $ 6,845,778   $18,407,566    $20,976,221
Other                  291,852       304,438       932,042        859,600
Gain on sale of
  property (Note 4)     35,103             0    13,294,740      7,553,720
Total revenues       5,799,797     7,150,216    32,634,348     29,389,541

Expenses

Administrative and
  management         1,103,428     1,260,465     3,666,855      3,815,129
Administrative and
  management-
  related parties
  (Note 3)             605,975       698,689     1,944,519      2,124,372
Operating              973,745     1,199,164     3,591,043      4,119,173
Repairs and
  maintenance        1,576,891     1,891,495     5,162,685      5,548,458
Taxes and
  insurance            590,844       804,117     2,213,627      2,658,236
Interest             1,710,496     2,130,612     5,540,281      6,743,414
Depreciation         1,121,555     1,589,857     3,788,505      4,563,146
Total expenses       7,682,934     9,574,399    25,907,515     29,571,928

Net (loss)
  income before
  minority interest (1,883,137)   (2,424,183)    6,726,833       (182,387)
Minority interest in
  income of
  subsidiaries        (325,972)       (1,563)   (3,066,640)        (4,436)
(Loss) income before
  extra-ordinary
  item              (2,209,109)   (2,425,746)    3,660,193       (186,823)
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)       31,691     4,074,387    18,704,248      4,074,387
Net (loss) income  $(2,177,418)  $ 1,648,641   $22,364,441    $ 3,887,564

Limited Partners
  Share:
(Loss) income
  before
  extraordinary
  item             $(2,187,018)  $(2,401,489)  $ 3,623,591   $   (184,955)
Extraordinary
  item                  31,374     4,033,643    18,517,206      4,033,643

Net (loss) income  $(2,155,644)  $ 1,632,154   $22,140,797    $ 3,848,688

Number of units
  outstanding           12,074        12,074        12,074         12,074

(Loss) income before
  extraordinary
  item per limited
  partner unit      $     (181)  $      (199)   $      300     $      (15)
Extraordinary item
  per limited
  partner unit               3           334         1,534            334

Net (loss) income
  per limited
  partner unit      $     (178)  $       135    $    1,834     $      319

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statement of Changes In Partners' Deficit
(Unaudited)
                                             Limited            General
                          Total              Partners           Partners
Balance -
  March 26, 1999      $(109,600,534)      $(107,967,004)      $(1,633,530)

Net income               22,364,441          22,140,797           223,644

Balance -
  December 25, 1999   $ (87,236,093)      $ (85,826,207)      $(1,409,886)

See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
                                                 Nine Months Ended
                                                    December 25,
                                                1999            1998*
Cash flows from operating activities:
Net income                                   $22,364,441      $ 3,887,564
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Gain on sale of property (Note 4)            (13,294,740)      (7,553,720)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)               (18,704,248)      (4,074,387)
Depreciation                                   3,788,505        4,563,146
Minority interest in income
  of subsidiaries                              3,066,640            4,436
Decrease in cash-restricted
  for tenants' security deposits                  20,671           13,604
Increase in mortgage
  escrow deposits                               (400,407)        (530,538)
Increase in prepaid
  expenses and other assets                     (472,978)        (727,352)
Increase in due to selling partners            4,567,592        5,636,689
Payments of interest to selling
  partners                                      (346,415)      (2,230,430)
Increase (decrease) in accounts payable,
  accrued expenses and other liabilities         617,530         (751,956)
(Decrease) increase in tenants' security
  deposits payable                               (38,087)          43,629
Increase in due to general partners
  of subsidiaries and their affiliates           672,940          298,148
Decrease in due to general partners
  of subsidiaries and their affiliates           (86,898)        (233,442)
Increase in due to
  general partners and affiliates                 49,697          820,313
Total adjustments                             20,560,198       (4,721,860)
Net cash provided by (used in)
   operating activities                        1,804,243         (834,296)

Cash flows from investing activities:
Proceeds from sale of properties              16,471,897          600,000
Acquisitions of property and
  equipment                                     (756,189)      (1,153,069)
(Increase) decrease in mortgage
  escrow deposits                               (610,981)          22,323

Net cash provided by (used in)
  investing activities                        15,104,727         (530,746)

Cash flows from financing activities:
Decrease in purchase
  money notes payable                           (323,783)      (3,664,631)
Proceeds from mortgage note payable                    0        8,000,000
Principal payment of mortgage
  notes payable                              (10,839,034)      (2,448,659)
Decrease in capitalization of
  minority interest                           (3,068,708)          (3,667)

Net cash (used in) provided by
  financing activities                       (14,231,525)       1,883,043

Net increase in cash and cash
  equivalents                                  2,677,445          518,001
Cash and cash equivalents -
  beginning of period                          2,658,449        1,976,935
Cash and cash equivalents -
  end of period                             $  5,335,894     $  2,494,936

Supplemental disclosures of noncash
  activities:
Increase in purchase money
  notes payable due to capitalization
  of prepaid expenses and other assets      $          0     $    162,039
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                       1,310,926       12,621,114

Forgiveness of indebtedness
  (Note 4):
Decrease in purchase money
  note payable                                (8,310,859)               0
Decrease in due to selling
  partners                                   (10,396,190)      (4,074,387)
Decrease in prepaid expenses and
  other assets                                     2,801                0

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation             18,247,757        3,687,171
Decrease in cash - restricted for tenants'
  security deposits                              344,449           73,664
Decrease in mortgage escrow deposits           2,068,338                0
Decrease in prepaid expenses and
  other assets                                   677,195          460,947
Decrease in purchase money
  notes payable                               (5,394,341)      (2,545,263)
Decrease in due to selling partners                    0       (4,257,845)
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities      (1,300,969)         790,759
Decrease in tenant's security
  deposits payable                              (294,999)         (67,472)
(Decrease) increase in due to
  general partners of subsidiaries
  and their affiliates                        (1,568,656)           4,319
Decrease in mortgage notes payable            (9,601,617)      (5,100,000)

*Reclassified for comparative purposes.
See Accompanying Notes to Consolidated Financial Statements.

CAMBRIDGE ADVANTAGED PROPERTIES
LIMITED PARTNERSHIP AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 25, 1999
(Unaudited)

Note 1 - General


The consolidated financial statements for the nine months ended December 25, 1999 include the accounts of Cambridge Advan-taged Properties Limited Partnership (the "Partnership") and fifty-one subsidiary partnerships ("subsidiaries," "subsidiary partner-ships" or "Local Partnerships") five of which only have activity through the date of sale of the Partnership's Local Partnership interest and two of which only have activity through the date of sale of their property and the related assets and liabilities. The consolidated financial statements for the nine months ended De-cember 25, 1998 include the account of the Partnership and fifty-two subsidiary partnerships, one of which only has activity through the date of sale of the Partnership's Local Partnership interest. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its Gen-eral Partners (a "General Partner"), which affiliate has a contrac-tual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends December 25. All subsidiaries have fiscal quarters ending September 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from October 1 through December 25. The Partnership's fiscal quarter ends on December
25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and rec-ords of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidi-aries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. There were approximately $400 and $3,200 and $2,000 and $6,900 such losses for the three and nine months ended December 25, 1999 and 1998, respectively. The Partnership's in-vestment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolida-tion, all subsidiary partnership losses are included in the Partner-ship's capital account except for losses allocated to minority inter-est capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 1999. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the fi-nancial position of the Partnership as of December 25, 1999, the results of operations for the three and nine months ended Decem-ber 25, 1999 and 1998 and cash flows for the nine months ended December 25, 1999 and 1998. However, the operating results for the nine months ended December 25, 1999 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial state-ments and notes thereto included in the Partnership's March 25, 1999 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the note relates (the "Purchase
Money Notes"). A portion of these notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for com-pound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at December 25,
1999 and March 25 1999 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which now provide for simple inter-est, will not be in default if not less than 60% of the cash flow ac-tually distributed to the Partnership by the corresponding subsidi-ary partnership (generated by the operations, as defined) is ap-plied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the notes.
Unpaid interest of approximately $75,000,000 and $81,000,000 as of December 25, 1999 and March 25 1999, respectively, has been accrued and is included in due to selling partners in the consoli-dated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to one subsidiary partnership and six years with respect to three subsidi-ary partnerships). In connection with such extensions, the Part-nership incurred an extension fee of 1 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes.
Through December 25, 1999, the maturity dates of the Purchase
Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December
1996) were extended for three years (five years with respect to two subsidiary partnerships) and extension fees in the amount of $589,426 were incurred by the Partnership. Such Purchase Money Notes are now extended with maturity dates ranging from Sep-tember 1999 to October 2003. Of such fees incurred, $442,372 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership expects that upon maturity of the Purchase
Money Notes, it will be required to refinance or sell its invest-ments in the Local Partnerships in order to pay the Purchase
Money Notes. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agree-ments are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the cur-rent economic conditions, including changes in tax laws, it is un-certain as to whether the proceeds from such sales will be suffi-cient to meet the outstanding balances of principal, accrued inter-est and extension fees. Management of the Partnership is working with the selling partners to restructure and/or refinance the Pur-chase Money Notes. No assurance can be given that manage-ment's efforts will be successful. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partners' recourse, in the event of non-payment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Although the Purchase Money Notes have matured and not been paid, the Partnership continues to work to restructure and/or refinance the Purchase Money Notes and management of the Partnership is proposing a number of approaches. We cannot predict the outcome of these events at this time.

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

Cash flow distributions aggregating approximately $4,611,000 and $186,000 were made to the Partnership for the nine months ended December 25, 1999 and 1998, respectively, of which approximately $68,000 and $112,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $4,498,000 and $0 were made to the Partnership during the nine months ended December
25, 1999 and 1998, respectively, none of which were used to pay principal and interest on the Purchase Money Notes.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 1999 and 1998 were as follows:
                        Three Months Ended          Nine Months Ended
                           December 25,                December 25,
                        1999           1998*        1999          1998*
Partnership manage-
  ment fees (a)      $  283,000    $  285,500    $  849,000    $  856,500
Expense reimburse-
  ment (b)               53,917        34,499       121,090       108,389
Local administra-
  tive fee (c)           18,000        21,000        53,000        63,000
Total general and
  administrative-
  General Partners      354,917       340,999     1,023,090     1,027,889

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general partners      251,058       357,690       921,429     1,096,483

Total general and
  administrative-
  related parties    $  605,975    $  698,689    $1,944,519    $2,124,372

*Reclassified for comparative purposes

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Part-nership management fees owed to the General Partners amount-ing to approximately $1,671,000 and $1,572,000 were accrued and unpaid as of December 25, 1999 and March 25, 1999, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without pay-ment of these amounts but is under no obligation to continue do so.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partner-ship. These services include site visits and evaluations of the sub-sidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $55,000 and $45,000 were accrued and unpaid as of December 25, 1999 and March 25, 1999, respectively.

(c) H/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

General

The Partnership is currently in the process of disposing of its in-vestments. It is anticipated that this process will take a number of years. As of December 25, 1999, the Partnership has disposed of eighteen of its sixty-one original investments. Eight additional investments are listed for sale and the Partnership anticipates that a number of the thirty-five remaining investments will be listed for sale by December 31, 2000. There is no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partner-ship will be sufficient to return their original investment. Moreo-ver, the Local General Partners and Noteholders generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Part-ners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advan-taged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is completely owned by the Partnership.

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

On September 25, 1998, Lancaster Manor Associates, Ltd. ("Lan-caster") borrowed $8,000,000 from the Bank of Boston and utilized the proceeds to prepay the existing HUD first mortgage of ap-proximately $1,520,000 and to redeem the Purchase Money Note of approximately $9,975,000 at a discount price of $5,901,000, re-sulting in forgiveness of indebtedness income of $4,074,387. The new loan bears interest at a floating rate based upon the Bank of Boston's announced "base rate" plus 1%. The loan matured De-cember 24, 1998 and was renewed for another 90 days (March 25, 1999). On March 12, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to an unaffiliated third party for $13,500,000 resulting in a gain of ap-proximately $8,437,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $9,000,000.

On February 26, 1999, the Partnership's limited partnership inter-ests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively.
No proceeds were used to settle the associated Purchase Money
Notes, accrued interest and certain accrued expenses which re-sulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively. The entire gain to be realized by the Partnership is anticipated to be approximately $8,145,000 and $7,367,000, respectively.

On April 12, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $111,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,514,000 resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $3,700,000.

On June 6, 1999, Casa Ramon Apartments entered into a purchase and sale agreement with a third party for a purchase price of $4,500,000. The closing is expected to occur in January 2000. No assurances can be given that the closing will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the general partners for $589,623 resulting in a gain in the amount of approximately $1,675,000. The Purchase Money Notes were as-sumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approxi-mately $4,948,000.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the gen-eral partners for $220,138, resulting in a gain in the amount of approximately $372,000. The Purchase Money Notes were as-sumed by the Local Partnership. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approxi-mately $1,454,000.

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

On December 14, 1999, the property and related assets and liabili-ties of Oakbrook Villa Apartments were sold to an unaffiliated third party for $8,350,000 resulting in a gain in the amount of ap-proximately $811,000 and forgiveness of indebtedness income of approximately $22,000 as a result of forgiveness of amounts due to general partners and affiliates. The Partnership used approxi-mately $2,374,000 of the net proceeds to settle the remaining prin-cipal balance of the Purchase Money Note and accrued interest thereon which amounted to $7,506,000, resulting in forgiveness of indebtedness income of approximately $5,132,000. Therefore, the entire forgiveness of indebtedness income realized by the Partner-ship from this transaction is approximately $5,154,000. For tax purposes, the entire gain to be realized by the Partnership is an-ticipated to be approximately $13,923,000.

Bellfort Apts. ("Bellfort")
On November 2, 1999, Bellfort entered into a purchase and sale agreement with a third party for a purchase price of $175,000.

Conifer 317 ("Pinewood")
On November 2, 1999, Pinewood entered into a purchase sale agreement with a third party for a purchase price of $2,075,000.
The closing is expected to occur in December 2000. No assurances can be given that the closing will actually occur.

Summer Arms Apts. ("Summer Arms")
On November 10, 1999, Summer Arms entered into a letter of intent to sell the property to a third party for the purchase price of $700,000. The closing is expected to occur in June 2000. No assur-ances can be given that the closing will actually occur.

Cabarrus Arms ("Cabarrus")
On November 10, 1999, Cabarrus entered into a letter of intent to sell the property to a third party for the purchase price of $1,250,000. The closing is expected to occur in June 2000. No assurances can be given that the closing will actually occur.

Cloisters ("Sundown")
On December 22, 1999, Sundown entered into a letter of intent to sell the property to a third party for the purchase price of $2,700,000. The closing is expected to occur in March 2000. No assurances can be given that the closing will actually occur.

Conifer 307 ("Fircrest")
On January 5, 2000, Fircrest extended the closing date for the pur-chase and sale agreement to January 31, 2000. No assurance can be given that the closing will actually occur.

Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended
March 25, 1999.

Note 6 - Subsequent Event

Cranbrook Manor Apartments ("Cranbrook")
On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook was assigned to a third party effective January 1, 2000, resulting in a gain of approximately $2,945,000. Fees due to a affiliate in the amount of approximately $38,000 were forgiven.
For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,534,000.

Bellfort Apts. ("Bellfort")
On January 6, 2000, the property and related assets and liabilities of Bellfort were sold to an unaffiliated third party for $175,100, resulting in a gain of approximately $7,717,000. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,661,000.

Item 2. Management's Discussion and Analysis of Financial Con-dition and Results of Operations

Liquidity and Capital Resources

The Partnership's primary sources of funds are the cash distribu-tions from operations of the Local Partnerships in which the Part-nership has invested and net proceeds from pending and future sales. These sources are available to meet the obligations of the Partnership. During the nine months ended December 25, 1999, the Partnership received approximately $4,611,000 of cash flow distributions, of which approximately $68,000, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $4,498,000 were made to the Partnership during the nine months ended De-cember 25, 1999, none of which were used to pay principal and interest on the Purchase Money Notes. Certain fees and expense reimbursements owed to the General Partners amounting to ap-proximately $2,001,000 were accrued and unpaid as of December
25, 1999. The General Partners believe that the Partnership's re-serves, net proceeds from pending and future sales and future cash flow distributions will be adequate for its operating needs.

During the nine months ended December 25, 1999, cash and cash equivalents of the Partnership and its fifty-one consolidated Local Partnerships increased approximately $2,677,000. This increase was due to cash provided by operating activities ($1,804,000) and proceeds from the sale of properties ($16,472,000) which exceeded acquisitions of property and equipment ($756,000), repayments of mortgage notes payable ($10,839,000), a decrease in purchase money notes payable ($324,000), an increase in mortgage escrow deposits ($611,000) and a decrease in capitalization of minority interest ($3,069,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($13,295,000), forgiveness of indebtedness income ($18,704,000) and depreciation ($3,789,000).

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

Results of Operations

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the nine months ended December 25, 1999 and 1998, excluding Lancaster and Val-ley Arms which sold their property and the related assets and liabilities and Rockdale, Park of Pecan I, Ltd., Park of Pecan II, Ltd., Carlton Terrace Apartments Limited Partnership, Villa
Apollo Associates Limited Partnership and Villa Apollo # 2 Asso-ciates Limited Partnership in which the Partnership sold its Local Partnership interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income and other in-come. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Part-nerships were acquired.

Rental income decreased approximately 20% and 12% for the three and nine months ended December 25, 1999 as compared to 1998. Excluding the Sold Assets, rental income increased ap-proximately 2% for both the three and nine months ended Decem-ber 25, 1999 as compared to 1998 primarily due to rental rate in-creases.

Other income decreased approximately 4% and increased ap-proximately 8% for the three and nine months December 25, 1999 as compared to 1998. Excluding the Sold Assets, such income increased approximately 24% and 19% for the three and nine months ended December 25, 1999 as compared to 1998 primarily due to increases in late charges, miscellaneous fees and interest income at four Local Partnerships and an increase in interest in-come at the Partnership level due to higher cash and cash equiva-lent balances in 1999.

Total expenses, excluding the Sold Assets and repairs and mainte-nance, remained fairly consistent with increases of less than 1% for both the three and nine months ended December 25, 1999 as com-pared to 1998.

Repairs and maintenance decreased approximately $315,000 for the three months ended December 25, 1999 as compared to 1998. Excluding the Sold Assets, such expense increased approximately $145,000 due to roof repairs at one Local Partnership and small increases at two other Local Partnerships.

Administrative and management, administrative and manage-ment-related parties, operating, taxes and insurance, interest and depreciation decreased approximately $157,000 and $148,000, $93,000 and $180,000, $225,000 and $528,000, $213,000 and
$444,000, $420,000 and $1,203,000, $468,000 and $775,000, respec-
tively, for the three and nine months ended December 25, 1999 as compared to 1998 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Oakbrook Villa Apart-ments, Cranbrook Manor, Fircrest, Casa Ramon Apartments, Bell-fort, Pinewood, Sundown, Summer Arms and Cabarrus for depre-ciation only, such expenses remained fairly consistent with in-creases (decreases) of approximately $26,000 and $155,000, $23,000 and $28,000, $42,000 and $54,000, ($52,000) and ($118,000),
($91,000) and ($153,000) and $72,000 and $121,000, respectively, for the three and nine months ended December 25, 1999 as com-pared to 1998. Oakbrook Villa Apartments, Cranbrook Manor, Fircrest, Casa Ramon Apartments, Bellfort, Pinewood, Sundown, Summer Arms and Cabarrus are not being depreciated during the quarter because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $35,000 and $0, $13,295,000 and $7,554,000 was recorded for the three and nine months ended December 25, 1999 and 1998, respectively, and forgiveness of indebtedness income in the amount of approxi-mately $32,000 and $4,074,000 and $18,704,000 and $4,074,000 was
recorded for the three and nine months ended December 25, 1999 and 1998, respectively (see Note 4 to the financial statements).

Item 3.  Quantitative and Qualitative Disclosures about Market
Risk

None

PART II  -  OTHER INFORMATION

Item 1.	Legal Proceedings

Caroline Forest Apartments
On October 26, 1999, the Partnership together with Cambridge/
Related Housing Associates Limited Partnership, brought suit as plaintiffs against L.S. Waldrop a/k/a Louis Waldrop ("Waldrop"),
C.F. Realty Corp., and John P. Middleton, Jr. in the Supreme Court of the State of New York, County of New York. In the complaint, plaintiffs, holders of a 99% limited partnership interest in Caroline Forest Apartments Limited Partnership ("Caroline Forest"), assert that the general partners of Caroline Forest and one of their prin-cipals breached their fiduciary and contractual obligations under the Caroline Forest Partnership Agreement to use their best efforts to obtain a buyer for the property owned by Caroline Forest. Plaintiffs are seeking actual and punitive damages against defen-dants, a judgment declaring that plaintiffs have been relieved of their obligation to pay all amounts due under a promissory note dated as of November 30, 1984 in the principal amount of $626,400 in favor of Waldrop which defendants contend matured on No-vember 30, 1999, and a preliminary and permanent injunction enjoining Waldrop from liquidating, selling or otherwise dispos-ing of the plaintiffs' limited partnership interests which were pledged to him as security for the note's payment. On December
13, 1999, defendants moved to dismiss the action, contending that documentary evidence exists which negates plaintiffs' claims, personal jurisdiction over defendants is lacking, and the disputes between the parties should be adjudicated in the State of Virginia. Plaintiffs are in the process of preparing their papers in opposition to the defendants motion.

West Scenic, Robindale and Oakwood Manor
On or about November 3, 1999, Reed S. McConnell, John A. Kin-cannon, Joe T. Smith, Apartment House Builders, Inc., Grassy
Lake Farm, Inc., William Kincannon, Lyndell E. Lay and William
R. Pratt commenced an action entitled McConnell, et al. v. Hutton Advantage Properties L.P., et al., Case No. EQ 99-5769 (the
"McConnell Action"), in the Chancery Court of Pulaski County, Arkansas, against the Partnership, its general partners, certain affiliates of the general partners, and other persons who are not affiliated with the Partnership or its general partners. The com-plaint in the McConnell Action initially alleged in a single count that the plaintiffs were defrauded in connection with the Partner-ship's acquisition of its interests in the West Scenic, Robindale East and Oakwood Manor local partnerships in 1984. In December
1999, the plaintiffs in the McConnell Action amended their com-plaint to add a second claim alleging that the purchase notes for the West Scenic, Oakwood and Robindale properties have ma-tured and are in default. The plaintiffs in the McConnell Action seek rescission of the 1984 transactions under which the Partner-ship acquired its interests in the West Scenic, Robindale East and Oakwood Manor local partnerships, reformation of the nonre-course notes respecting those local partnerships, declaratory relief, money damages and attorneys fees. The time to answer or other-wise respond to the amended complaint for the Partnership, its general partners and the other defendants affiliated with the gen-eral partners has not yet run. The Partnership, its general partners and the other defendants affiliated with the general partners in-tend to defend the McConnell Action vigorously.

Florence Apartments, Decatur Apartments, Bonnie Doone Apart-ments and Dickens Ferry Apartments
On or about October 27, 1999, Resco Management, Inc. ("Resco"), as trustee of the Liquidating Trust which holds the Purchase
Money Notes secured by the partnership limited partnership in-terests in Florence Apartments, Ltd., Decatur Apartments, Ltd.,
Bonnie Doone Apartments, Ltd., and Dickens Ferry Apartments,
Ltd., gave notice that because the Purchase Money Notes were past due and in default, Resco would shortly be filing substitution amendments substituting itself as limited partner in the foregoing limited partnerships instead of and in place of the Partnership. In that notice, Resco indicated that it was prepared to discuss an alternative solution. Since that time, the Partnership and Resco have been involved in negotiations, which have not yet been com-pleted, for the Partnership to transfer its interests to Resco and for the parties to exchange releases.

University Gardens Apartments and Southside Villa Apartments
On or about December 29, 1999, Skyline Properties, Inc. ("Sky-line"), as trustee of the liquidating trusts which hold the Purchase Money Notes secured by the Partnership's limited partnership interests in University Gardens Apartments, Ltd. and Southside
Villa Apartments, Ltd. gave notice that because the Purchase
Money Notes were past due and in default, Skyline would be filing substitution amendments on January 28, 2000 substituting itself as limited partner in the foregoing limited partnerships in-stead of and in place of the Partnership. The Partnership is in the process of evaluating what action, if any, to take in response to such notice.

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


CAMBRIDGE ADVANTAGED
PROPERTIES LIMITED PARTNERSHIP
(Registrant)


	By:	Related Beta Corporation,
		a General Partner

Date:  January 25, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  January 25, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)


	By:	ASSISTED HOUSING ASSOCIATES,
		INC., a General Partner

Date:  January 25, 2000

		By:	/s/ Alan P. Hirmes
			Alan P. Hirmes,
			Vice President
			(principal financial officer)

Date:  January 25, 2000

		By:	/s/ Glenn F. Hopps
			Glenn F. Hopps,
			Treasurer
			(principal accounting officer)

	By:	CAMBRIDGE AND RELATED ASSOCIATES
		LIMITED PARTNERSHIP

		By:	Related Beta Corporation,

Date:  January 25, 2000

			By:	/s/ Alan P. Hirmes
				Alan P. Hirmes,
				Vice President
				(principal financial officer)

Date:  January 25, 2000

			By:	/s/ Glenn F. Hopps
				Glenn F. Hopps,
				Treasurer
				(principal accounting officer)