Form 10-K405
period 2000-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2000-06-23
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the fiscal year ended March 25, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                            13-3228969
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 625 Madison Avenue, New York, New York                             10022
----------------------------------------                         ----------
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

     None
Index to exhibits may be found on page 207
Page 1 of 217

                                     PART I

Item 1.  Business.

GENERAL

Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership ("General Partners") are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special limited partner of the Partnership. In connection with the Transfer, the Partnership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. below.

Effective May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties Limited Partnership.

On August 9, 1984, pursuant to a prospectus dated August 9, 1984 as supplemented by the supplements thereto dated September 7, 1984, October 5, 1984 and November 20, 1984 (as so supplemented the "Prospectus"), the Partnership commenced a public offering (the "Offering", as so supplemented). Pursuant to the Offering, the Partnership issued 6,674 Units (as defined below) in 1984, each Unit consisting of one initial limited partnership interest (the "Initial Limited Partnership Interest") and one warrant to purchase an additional limited partnership interest (the "Additional Limited Partnership Interest") and together with the Initial Limited Partnership Interests (the "Limited Partnership Interests") during the period from January 1, 1985 through January 25, 1985 (a "Unit"), and 5,400 Additional Limited Partnership Interests in 1985. The Partnership received $53,754,300 (net of Offering expenses and sales commissions of $6,615,700) as a result of the Offering. The Offering was completed in March 1985 and no further issuance of Additional Limited Partnership Interests is anticipated.

INVESTMENT OBJECTIVES/GOVERNMENT INCENTIVES

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, including, without limitation, mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives are, to:

(1) Provide current tax benefits in the form of passive tax losses which limited partners may use to offset passive taxable income from other sources;

(2) provide long-term capital appreciation through an increase in the value of the Partnership's investments in Local Partnerships;

(3) provide cash distributions from sale or refinancing transactions; and

(4) preserve and protect the Partnership's capital.

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership has to date distributed approximately $4,017,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions are not currently anticipated to equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated from the sales effort.

Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in government assisted housing. See "Government Programs and Regulations," below. Notwithstanding these incentives, there remain significant risks. These risks include, but are not limited to, the uncertainty as to the financial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in government-assisted housing which limits the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; and changes in local economic circumstances and housing patterns which have an impact on real estate values. Apartment Complexes benefiting from Government Assistance also require greater management expertise and may have higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

INVESTMENTS

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 40 remaining subsidiary partnerships.

Each Local Partnership also has as a special limited partner (the "Local Affiliated Partner") either C/R Special Partnership or another affiliate of the General Partners, which, under certain circumstances, has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of the Apartment Complex. These rights were given to the Local Affiliated Partner rather than the Partnership so as to avoid claims that by the existence or exercise of such rights, the Partnership was taking part in the control of the Local Limited Partnerships' operations and should thereby incur liability as a General Partner of the Local Partnerships. The Local Affiliated Partner has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

PURCHASE MONEY NOTES

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2000 and 1999 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended due dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extensions Fees Payable as of the date of maturity at the lesser of 12% or legally allowable rate; or prime plus 2% or the legally allowable rate. Unpaid interest of approximately $70,501,000 and $81,000,000 as of March 25, 2000 and 1999, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principle balance of the Purchase Money Notes. Through March 25, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years (four years with respect to one subsidiary partnership, five years with respect to three subsidiary partnerships and nine years with respect to one subsidiary partnership) and extension fees in the amount of $559,249 were incurred by the Partnership. Five Purchase Money Notes are now extended, with maturity dates ranging from June 2001 to April 2008. The remaining Purchase Money Notes are past maturity and the Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $440,543 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $6,993,000, $376,000 and $1,474,000 were made to the Partnership during each of the years ended March 25, 2000 ("1999 Fiscal Year"), March 25, 1999 ("1998 Fiscal Year") and March 25, 1998 ("1997 Fiscal Year", and collectively with the 1999 Fiscal Year and 1998 Fiscal Year, the "1999, 1998 and 1997 Fiscal Years"), respectively, of which approximately $1,067,000, $227,000 and $883,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $6,000, $13,000 and $144,000 for the 1999, 1998 and 1997 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes. In addition, approximately $2,712,000, $2,112,000 and $1,031,000 was paid by the subsidiary partnerships as interest on Purchase Money Notes during the 1999, 1998 and 1997 Fiscal Years, respectively.

TAX MATTERS

The Tax Reform Act of 1986 (the "TRA") provides that as of 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

GOVERNMENT PROGRAMS AND REGULATIONS

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' HUD contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' abilities to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' abilities to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property was sold on December 14, 1999. The Villa Apollo Associates Limited Partnership, Villa Apollo #2 Limited Partnership and Carlton Terrace Apartments partnership interests were sold on June 18, 1999. The Lancaster Manor Apartments property was sold on March 16, 1999. The Cranbrook Manor Apts. partnership interest was sold on January 1, 2000.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance

Payments Contracts ("Section 8 Contracts") to be based upon market rentals in instances where the existing Section 8 Contracts exceed current market rents. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2000, the Partnership has disposed of twenty-one of its sixty-one original investments. Five additional investments are listed for sale and the Partnership anticipates that a number of the thirty-five remaining investments will be listed for sale by December 31, 2000. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Perry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership.

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of approximately $6,159,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $5,622,000, resulting in forgiveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000, which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of approximately $568,000. The Partnership used $450,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of approximately $2,634,000.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000, resulting in a loss in the amount of approximately $825,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of approximately $6,911,000.

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, resulting in a loss in the amount of approximately $1,139,000. No proceeds were sold to settle the associated Purchase Money Notes and accrued interest resulted in forgiveness of indebtedness income of approximately $8,270,000.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of approximately $343,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of approximately $4,821,000.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related Purchase Money

Note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

On March 16, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to an unaffiliated third party for $13,500,000, resulting in a gain of approximately $8,437,000.

On April 13, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000, resulting in a gain in the amount of approximately $161,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,514,000, resulting in forgiveness of indebtedness income.

On June 6, 1999, Casa Ramon Apartments entered into a purchase and sale agreement with a third party for a purchase price of $4,500,000. The closing is expected to occur in June 2000. No assurances can be given that the closing will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the general partners for $589,623, resulting in a gain in the amount of approximately $1,675,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,323,000, resulting in forgiveness of indebtedness income. The Purchase Money Notes were assumed by the Local Partnership.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the general partners for $220,138, resulting in a gain in the amount of approximately $372,000. The Purchase Money Notes were assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,129,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo #2 Associates Limited Partnership was sold to the general partners for $562,136, resulting in a gain in the amount of approximately $1,709,000. The Purchase Money Notes were assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $4,728,000, resulting in forgiveness of indebtedness income.

On November 2, 1999, Conifer 317 ("Pinewood") entered into a purchase sale agreement with a third party for a purchase price of $2,075,000. The closing is expected to occur in December 2000. No assurances can be given that the closing will actually occur.

On November 10, 1999, Summer Arms Apts. ("Summer Arms") entered into a letter of intent to sell the property to a third party for the purchase price of $700,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On November 10, 1999, Cabarrus Arms ("Cabarrus") entered into a letter of intent to sell the property to a third party for the purchase price of $1,250,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On December 14, 1999, the property and related assets and liabilities of Oakbrook Villa Apartments were sold to an unaffiliated third party for $8,350,000, resulting in a loss in the amount of approximately $522,000. The Partnership used approximately $2,438,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Note and accrued interest thereon which amounted to $7,205,000, resulting in forgiveness of indebtedness income of approximately $4,366,000.

On December 22, 1999, Cloisters ("Sundown") entered into a letter of intent to sell the property to a third party for the purchase price of $2,700,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") was assigned to a third party effective January 1, 2000, resulting in a gain of approximately $2,895,000. Fees due to a affiliate in the amount of approximately $46,000 were forgiven.

On January 6, 2000, the property and related assets and liabilities of Bellfort Apts. ("Bellfort") were sold to an unaffiliated third party for $175,100, resulting in a loss of approximately $4,185,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $11,484,000 and operating deficit loans of approximately $456,000, resulting in forgiveness of indebtedness income.

On March 7, 2000, the property and related assets and liabilities of Conifer 307 ("Fircrest") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $3,177,000. Approximately $1,397,000 of the proceeds was used to pay off the Purchase Money Note.

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

EMPLOYEES
The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership Agreement ("Partnership Agreement").

Item 2.  Properties.

As of March 25, 2000, the Partnership holds a 98.99% limited partnership interest in each of forty Local Partnerships, which own forty Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2000, the properties and the related assets and liabilities owned by four subsidiary partnerships were sold to a third party and the Partnership's Local Partnerships Interests in four subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. Through the fiscal year ended March

25, 2000, the properties and the related assets and liabilities owned by eleven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in ten subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (10), Arkansas (8), California (1), Florida
(1), Georgia (3), Indiana (3), Kentucky (1), Massachusetts (1), Michigan (4), Missouri (1), North Carolina (1), Oregon (1), South Carolina (1), Texas (2), Virginia (1) and Washington (1).

The 40 Apartment Complexes owned by the Local Partnerships at March 25, 2000 contain a total of 3,996 rental units. The largest of the Apartment Complexes consists of 300 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

The Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex, except for the Apartment Complexes owned by Saraland Apartments, Ltd., Park of Pecan I, Ltd. and Park of Pecan II, Ltd., is located in the vicinity of other housing developments receiving Government Assistance. The Partnership's partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold on February 26, 1999.

All of the Apartment Complexes are subject to existing permanent first mortgages (the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See Schedule III.

                                           LOCAL PARTNERSHIP SCHEDULE

                                               Government                       Percentage of Units
                                               Assistance                     Occupied at December 31,
Name and Location                     Year        HUD           ------------------------------------------------------
(Number of Units)                   Completed  Programs(a)      1999        1998        1997         1996         1995
-----------------                   ---------  -----------      ----        ----        ----         ----         ----
Knollwood I                            1978   Sec.221(d)(4)      (e)         (e)         (e)          96%          98%
Mobile, AL (192)
Knollwood II                           1979   Sec.221(d)(4)      (e)         (e)         (e)          99%          99%
Mobile, AL (192)
Knollwood III                          1981   Sec.221(d)(4)      (e)         (e)         (e)          99%          99%
Mobile, AL (192)
Knollwood, IV                          1983   Sec.221(d)(4)      (e)         (e)         (e)          98%          97%
Mobile, AL (128)
Parklane II                            1977   Sec.221(d)(4)      (e)         (e)         (e)          99%          98%
Mobile, AL(140)
Cedarbay                               1981   Sec.221(d)(4)       93%         94%         88%         84%          89%
Mobile, AL(112)
Northwoods III Apts                    1982   Sec.221(d)(4)       87%         88%         96%         96%          99%
Pensacola, FL (192)
Westminster Manor Apts                 1972   Sec.221(d)(4)      (f)         (f)         (f)          97%          97%
Arvada, CO (280)                                  HAP
Northgate Townhouse Apts               1977   Sec.221(d)(4)      (f)         (f)         (f)          99%          95%
Thornton, CO (184)                                HAP
Hackley Village                        1971   Sec.236             98%        100%         94%        100%         100%
Muskegon, MI (54)                                 HAP
Huntley #1                             1972   Sec.236             95%         98%         95%         99%          99%
Holt, MI (88)                                     HAP
Huntley #2                             1973   Sec.236             97%         99%        100%         99%          98%
Holt, MI (72)                                     HAP
Seymour O'Brien Manor Apts             1972   Sec.236            100%         98%         95%         96%          98%
Seymour, IN (56)                                  HAP
Washington Highland Apts               1972   Sec.236             93%        100%         88%         98%          99%
Washington, IN (56)                               HAP
Vincennes Niblack Apts                 1972   Sec.236             91%         94%         86%         97%          98%
("Autumn Ridge Apartments")                       HAP
Vincennes, IN (144)
Casa Ramon Apartments                  1974   Sec.236             99%        100%        100%        100%         100%
Orange, CA (75)                                   HAP
Nu-Elm Apartments                      1972   Sec.236             99%         94%        100%         99%          99%
Springfield, MI (72)                              HAP
Buttonwood Acres                       1973   Sec.236            (f)         (f)         (f)         100%          96%
New Bedford, MA (132)                             HAP(b)
Rockdale West                          1974   Sec.236            (i)         (i)         100%        100%          97%
New Bedford, MA (225)                             HAP(b)
Solemar                                1976      (c)              98%        100%        100%        100%          96%
South Dartmouth, MA (200)
Decatur Apartments                     1971   Sec.236            (l)          84%         74%         93%          89%
Decatur, AL (100)                                 HAP



                                           LOCAL PARTNERSHIP SCHEDULE
                                                  (continued)

                                               Government                       Percentage of Units
                                               Assistance                     Occupied at December 31,
Name and Location                     Year        HUD           ------------------------------------------------------
(Number of Units)                   Completed  Programs(a)      1999        1998        1997         1996         1995
-----------------                   ---------  -----------      ----        ----        ----         ----         ----
Florence Apartments                    1973   Sec.236            (l)          94%         90%         89%          95%
Florence, AL (96)
Saraland Apartments (g)                1972   Sec.236              0%          0%          0%         97%          98%
Saraland, AL (60)                                 HAP
University Garden Apts                 1971   Sec.236            100%        100%        100%        100%         100%
Waxahachie, TX (104)
Southside Village Apts                 1972   Sec.236             96%         97%        100%         98%          99%
Brownwood, TX (104)                               HAP
Dickens Ferry Apartments               1972   Sec.236            (l)          95%         94%         90%          95%
Mobile, AL (80)                                   HAP
Bonnie Doone Apartments                1972   Sec.236            (l)          97%         93%         88%          94%
Athens, AL (60)                                   HAP
Conifer 208 (Conifer Village)          1972   Sec.236             97%        100%         95%        100%          98%
Spokane, WA (64)                                  HAP
Conifer 307 (Fircrest)                 1973   Sec.236            (k)          97%         95%         97%          96%
Beaverton, OR (60)                                HAP
Conifer 317 (Pinewood)                 1974   Sec.236             98%         92%         94%         96%          94%
Hillsboro, OR (50)
Bicentennial Apts                      1976   Sec.221(d)(4)      (d)         (d)         (d)         (d)           71%
Houston, TX (292)
Bellfort Apts                          1979   Sec.221(d)(4)      (k)          93%         94%         94%          94%
Houston, TX (272)                                 HAP
Cloisters (Sundown)                    1974   Sec.236             98%         98%         98%         98%          99%
Birmingham, AL (192)                              HAP
Cabarrus Arms                          1974   Sec.236             96%         96%         96%         96%          94%
Kannapolis, NC (76)                               HAP
Summer Arms Apts                       1974   Sec.236             96%         96%        100%         91%          96%
Sumter, SC (100)                                  HAP
Lexington Village                      1973   Sec.236             97%         98%         98%         99%         100%
Conyers, GA (108)                                 HAP
Ware Manor                             1971   Sec.236             98%         98%         99%         94%          99%
Waycross, GA (84)                                 HAP
Nottingham Woods Apts                  1974   Sec.236             92%         96%         99%         99%          99%
Oxford, AL (144)
Hathaway Court                         1974   Sec.236            100%         99%         99%         99%          96%
Covington, KY (159)                               HAP
Tall Pines                             1972   Sec.236             99%         97%         98%        100%          98%
La Grange, GA (115)                               HAP
Shelton Beach Apts                     1975   Sec.221(d)(4)       83%         91%         96%         94%           97%
Saraland, AL (112)
Northpointe II                         1978   Sec.221(d)(4)       86%         86%         94%         98%           98%
Saraland, AL (80)
Caroline Forest Apts                   1973   Sec.236            100%        100%        100%         99%          99%
Salem, VA (72) (m)
Park of Pecan I                        1979   Sec.221(d)(4)      (i)         (i)          93%         94%          90%
Rosenberg, TX (137)



                                           LOCAL PARTNERSHIP SCHEDULE
                                                  (continued)

                                               Government                       Percentage of Units
                                               Assistance                     Occupied at December 31,
Name and Location                     Year        HUD           ------------------------------------------------------
(Number of Units)                   Completed  Programs(a)      1999        1998        1997         1996         1995
-----------------                   ---------  -----------      ----        ----        ----         ----         ----
Park of Pecan II                       1978   Sec.221(d)(4)      (i)         (i)          88%         93%          88%
Rosenberg, TX (136)
Villa Apollo No. 1                     1971   Sec.236            (j)          90%         90%         89%          95%
Brownstown Township, MI (112)                     HAP
Carlton Terrace Apartments             1973   Sec.236            (j)          98%         99%         99%          99%
Sterling Heights, MI (300)
Cranbrook Manor Apartments             1970   Sec.236            (j)          78%         82%         80%          93%
Lansing, MI (136)                                 HAP
Oakbrook Villa Apartments              1970   Sec.236            (k)          91%         84%         90%          94%
Romulus, MI (352)                                 HAP
Pebble Creek                           1973   Sec.236            100%         99%         99%         98%         100%
East Lansing, MI (186)
Villa Apollo No. 2                     1971   Sec.236            (j)          89%         86%         89%          93%
Brownstown Township, MI (286)                     HAP
Greenwood Manor                        1974   Sec.236             92%         80%         94%         92%          99%
Pine Bluff, AR (64)                               HAP
Malvern Manor                          1974   Sec.236             98%         92%        100%         96%          97%
Malvern, AR (50)                                  HAP
Hereford Manor                         1973   Sec.236             84%         92%         94%         98%          98%
Siloam Springs, AR (50)                           HAP
Henslee Heights                        1974   Sec.236            100%         97%         97%         99%          99%
Pine Bluff, AR (78)                               HAP
Oakwood Manor                          1972   Sec.236             82%         92%         92%         91%          96%
Little Rock, AR (200)                             HAP
West Scenic Apartments                 1971   Sec.236             95%         95%         97%         93%          97%
North Little Rock, AR (150)
Robindale East Apartments              1974   Sec.236             91%         87%         91%         88%          92%
Blytheville, AR (88)                              HAP
Southwest Apartments                   1970   Sec.236             94%         96%         94%        100%          98%
Little Rock, AR (49)                              HAP
Valley Arms                            1975   Sec.236            (k)          28%         55%         74%           76%
Statesville, NC (100)                             HAP
Lancaster Manor                        1970   Sec.221(d)(3)      (h)         (h)         100%        100%         100%
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

(1) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit own-ers and 90% of the total replacement cost to limited-distribution owners. Mortgages are provided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the Section 221(d)(4) program and the Section 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the Section 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the Section 221(d)(3) program is substantially similar to the Section 221(d)(4) program.

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

(i) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended March 25, 1999 (see Item 7. below).

(j) The Partnership's Local Partnership Interest in these Local Partnerships were sold during March 25, 2000 (see Item 7. below).

(k) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 2000 (see Item 7. below).

(l) As a result of on-going litigation related to the Roar Properties (as defined herein), occupancy rates have not been provided by the management agent pursuant to the instructions from the Local General Partner.

(m) The Partnership's Local Partnership Interest in this Local Partnership was sold on March 31, 2000 (see Item 7. below).

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

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of Saraland in the Results of Operations of Certain Local Partnerships contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 2000, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 26, 2000, there were approximately 4,484 registered holders of Limited Partnership Interests.

In March 2000, a distribution of approximately $1,980,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,000,000 for the year ended March 25, 2000, there was no return of capital determined in accordance with generally accepted accounting principles. In March 1998, a distribution of approximately $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,017,000 for the year ended March 25, 1998, there was no return of capital determined in accordance with generally accepted accounting principles. With the exception of these distributions, the Partnership had made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2000. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes which receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                        Year Ended March 25,
                            ----------------------------------------------------------------------------
OPERATIONS                       2000           1999            1998            1997            1996
----------                  ------------    ------------    ------------    ------------    ------------
Revenues                    $ 38,002,609    $ 36,695,719    $ 37,441,984    $ 37,758,333    $ 37,145,300
Operating expenses           (35,058,379)    (39,658,795)    (45,106,539)    (50,688,289)    (48,422,076)
Loss on impairment                     0      (2,399,391)              0        (939,612)     (4,343,215)
  of assets
Minority interest             (3,110,714)         (4,662)         57,040           3,063         (24,042)
                            ------------    ------------    ------------    ------------    ------------
Loss before                     (166,484)     (5,367,129)     (7,607,515)    (13,866,505)    (15,644,033)
  extra-ordinary item

Extraordinary                 23,069,821       4,232,663      28,257,707      11,502,877               0
  item-forgiveness          ------------    ------------    ------------    ------------    ------------
  of indebtedness

Net income (loss)           $ 22,903,337    $ (1,134,466)   $ 20,650,192    $ (2,363,628)   $(15,644,033)
                            ============    ============    ============    ============    ============
Loss before                 $        (14)   $       (440)   $       (624)   $     (1,137)   $     (1,283)
  extra-ordinary
  item per BAC
Extraordinary item                 1,892             347           2,317             943               0
  per Unit                  ------------    ------------    ------------    ------------    ------------

Net income (loss)           $      1,878    $        (93)   $      1,693    $       (194)   $     (1,283)
  per Unit                  ============    ============    ============    ============    ============


                                                        Year Ended March 25,
                            ----------------------------------------------------------------------------
FINANCIAL POSITION               2000           1999            1998            1997            1996
------------------          ------------    ------------    ------------    ------------    ------------

Total assets                $ 81,413,006    $112,436,709    $121,697,254    $157,162,664    $165,610,335
                            ============    ============    ============    ============    ============

Long-term obligations       $162,421,389    $212,711,021    $223,367,991    $275,088,044    $281,339,303
                            ============    ============    ============    ============    ============

Total liabilities           $169,474,875    $221,443,873    $230,161,240    $284,145,026    $290,195,162
                            ============    ============    ============    ============    ============

Minority interest           $    635,465    $    593,370    $      2,082    $    116,611    $    150,518
                            ============    ============    ============    ============    ============

During the year ended March 25, 1996, total assets decreased primarily due to depreciation, partially offset by net additions to property and equipment. During the same period, long-term obligations and total liabilities increased primarily due to accruals of interest on Purchase Money Notes, partially offset by payments equal to 60% of the cash flow distributions from the underlying properties. For the years ended March 25, 1999, 1997 and 1996, there were also decreases in assets due to loss on impairment of assets. During the years ended March 25, 1997, 1998, 1999 and 2000, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997, 1998, 1999 and 2000 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of the fiscal year 1999, the Partnership had interest in 48 Local Partnerships. During the fiscal year ended March 25, 2000, the property and the related assets and liabilities owned by four subsidiary partnerships were sold to a third party and the Partnership's Local Partnership Interests in four subsidiary partnerships were sold to a third party and the Local Partnership's general partner, respectively. Through the fiscal year ended March 25, 2000, the properties and the related assets and liabilities owned by eleven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in ten subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. As of March 25, 2000, the Partnership owned interests in 40 Local Partnerships.

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

During the year ended March 25, 2000, cash and cash equivalents of the Partnership increased approximately $1,437,000. This increase is due to cash provided by operating activities ($795,000) and proceeds from the sale of property ($24,705,000) which exceeded an increase in mortgage escrow deposits ($708,000), principal payments of purchase money notes ($791,000), repayments of mortgage notes payable ($15,055,000), a decrease in the capitalization of minority interest ($3,069,000), distributions paid ($2,000,000), costs paid relating to sale of property ($1,188,000) and acquisition of property and equipment and property and equipment held for sale ($1,253,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of property ($12,822,000), forgiveness of indebtedness income ($23,070,000) and depreciation ($4,916,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,293,000, $1,891,000 and $947,000, were accrued and unpaid as of March 25,
2000, 1999 and 1998, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $6,993,000, $376,000 and $1,474,000 were made to the Partnership during the 1999, 1998 and 1997 Fiscal Years, respectively, of which approximately $1,067,000, $227,000 and $883,000, respectively, was used to pay interest on the Purchase

Money Notes. In addition, approximately $6,000, $13,000 and $144,000 for the 1999, 1998 and 1997 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes. In addition, approximately $2,712,000, $2,112,000 and $1,031,000 was paid by the subsidiary partnerships as interest on Purchase Money Notes during the 1999, 1998 and 1997 Fiscal Years, respectively.

Partnership management fees owed to the general partners amounting to approximately $1,942,000 and $1,572,000 were accrued and unpaid as of March 25, 2000 and 1999, respectively.

TAX MATTERS

The Tax Reform Act of 1986 provides that as of 1991, the passive losses generated by the Partnership can only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

GOVERNMENT PROGRAMS AND REGULATIONS

The General Partners will carefully analyze the opportunities available upon the expiration of the properties' HUD contracts, as well as the tax consequences of each option to investors. Prior to expiration of the properties' HUD contracts, and based on the historical operating results and current economic conditions including changes in tax laws, it is uncertain as to whether there would be a return to the investors upon the sale of the applicable properties in the Partnership's portfolio.

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' abilities to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provide financial incentives for owners of government assisted properties. The 1996 Act provides financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' abilities to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. The Buttonwood Acres property was sold on August 11, 1997. The Oakbrook Villa Apts. property was sold on December 14, 1999. The Villa Apollo Associates Limited Partnership, Villa Apollo #2 Limited Partnership and Carlton Terrace Apartments partnership interests were sold on June 18, 1999. The Lancaster Manor Apartments property was sold on March 16, 1999. The Cranbrook Manor Apts. partnership interest was sold on January 1, 2000.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance

Payments Contracts ("Section 8 Contracts") to be based upon market rentals in instances where the existing Section 8 Contracts exceed current market rents. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

PURCHASE MONEY NOTES
For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

SALE OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS
For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 10 to the Financial Statements.

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

RESULTS OF OPERATIONS

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, the property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

At March 25, 2000, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2000, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 1999, 1998 and 1997 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income, other income and loss on impairment of assets remained fairly constant for the 1999, 1998 and 1997 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to four of the Local Partnerships pursuant to Section 221(d)(4) of the NHA, thirty-seven of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a percentage of the apartment units owned by twenty-eight of the Local Partnerships pursuant to HAP Contracts.

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

Net income (loss) during the 1999, 1998 and 1997 Fiscal Years totaled $22,903,337, $(1,134,466) and $20,650,192, respectively.

Excluding the 1999 and 1997 Fiscal Years, in which the Partnership generated passive income due to sales of the properties and the related assets and liabilities owned by subsidiary partnerships and the Partnership's Local Partnership Interest in subsidiary partnerships, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however to date the Partnership has been unable to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

1999 VS. 1998
Rental income decreased by 14% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding Lancaster Manor Associates LTD., Oakbrook Villa Apartments and Valley Arms which sold their properties and the related assets and liabilities and Rockdale, Park of Pecan I, Ltd., Park of Pecan II, Ltd., Carlton Terrace Apartments Limited Partnership, Villa Apollo Associates Limited Partnership and Villa Apollo #2 Associates Limited Partnership in which the Partnership sold its Local Partnership interests (collectively the "Sold Assets"), rental income increased by approximately 3% during the 1999 Fiscal Year compared to the 1998 Fiscal Year primarily due to rental rate increases.

A gain on sale properties and forgiveness of indebtedness income was recorded in the 1999 Fiscal Year (see Notes 10 and 11, respectively, in the Item 8. Financial Statements and Supplemental Data, below).

Total expenses, excluding the Sold Assets, financial and loss on impairment of assets, remained fairly consistent with an increase of approximately 2% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year.

Financial expense decreased approximately 8% for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding the Sold Assets, such expense increased approximately 27% during the 1999 Fiscal Year as compared to the 1998 Fiscal Year primarily due to an increase in Purchase Money Note interest expense as a result of their maturity.

Operating, taxes and insurance, and depreciation decreased approximately $928,000, $665,000 and $929,000, respectively for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Excluding the Sold Assets and Bellfort, Cranbrook, Fircrest, Casa Ramon, Pinewood, Sundown, Summer Arms and Cabarrus for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately $69,000, $6,000 and ($98,000), respectively, for the 1999 Fiscal Year as compared to the 1998 Fiscal Year. Bellfort, Cranbrook, Fircrest, Casa Ramon, Pinewood, Sundown, Summer Arms and Cabarrus have stopped being depreciated because they are classified as assets held for sale.

1998 VS. 1997
Rental income decreased by 12% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding Knollwoods and Parklane, which sold their properties and Northgate, Westminster, Buttonwood and Rockdale, in which the Partnership's interest was sold (collectively the "1998 Sold Assets"), rental income increased by approximately 1% during the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to rental rate increases.

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 1998 Fiscal Year (see Notes 10 and 11, respectively, in Item 8, Financial Statements and Supplemental Data).

Other income decreased approximately $34,000 for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding the 1998 Sold Assets, such income increased approximately 11% during the 1998 Fiscal Year as compared to the 1997 Fiscal Year primarily due to increase in interest income, laundry income and late charges at five Local Partnerships.

Total expenses, excluding the 1998 Sold Assets and loss on impairment of assets, remained fairly consistent with an increase of 2% for the 1998 Fiscal Year as compared to the 1997 Fiscal Year.

Administrative and management-related parties, repairs and maintenance financial and depreciation decreased approximately $357,000, $971,000, $1,410,000 and $1,320,000, respectively, for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Excluding the 1998 Sold Assets, and Park of Pecan I Ltd., Park of Pecan II Ltd., Lancaster Manor, Oakbrook Villa, Cranbrook manor, Fircrest and Valley Arms for depreciation only, such expenses remained fairly consistent with (decreases) increases of approximately $(262,000), $24,000, $365,000 and $66,000, respectively, for the 1998 Fiscal Year as compared to the 1997 Fiscal Year. Park of Pecan I Ltd., Park of Pecan II Ltd., Lancaster Manor, Oakbrook Villa, Cranbrook Manor, Fircrest and Valley Arms have stopped being depreciated because they are classified as an asset held for sale.

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

BELLFORT ASSOCIATES, LTD.
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound Purchase Money Note payable to Finger Companies since 1992. The original maturity date of the Purchase Money Note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the Purchase Money Note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1997 and November 1, 1998, Bellfort exercised the option to extend the term. On November 1, 1999, all of the outstanding principal plus deferred interest came due, and since Bellfort's operations did not generate sufficient cash flows to pay principal and interest on the Purchase Money Note, the terms of the Purchase Money Note were being renegotiated at December 31, 1999. Accumulated deferred interest at December 31, 1999 and 1998 was approximately $4,379,000 and $4,058,000, respectively. The Purchase Money
Note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this Purchase Money Note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

The Purchase Money Note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, which had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1999.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure and Bellfort's Purchase Money Note payable was due on November 1, 1999. Bellfort's forecasted cash flows for 2000 indicate a significant shortfall of amounts needed to repay such Purchase Money Note and the related deferred interest. On January 6, 2000, the property and the related assets and liabilities of Bellfort were sold to the Purchase Money Note holder for $175,100, resulting in a loss in the amount of approximately $4,185,000 and forgiveness of indebtedness income of approximately $11,940,000.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 2000 and 1999. Bellfort's net loss after minority interest amounted to approximately $585,000, $524,000 and $586,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

PARK OF PECAN I, LTD. AND PARK OF PECAN II LTD.
Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and had net capital deficiencies. The Partnership's investments in Park of Pecan I and II were reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 as of March 25, 2000 and 1999. Park of Pecan I's net (income) loss after minority interest amounted to approximately $(3,600,000), $832,000 and $219,000 for the 1999, 1998 and 1997 Fiscal Years, respectively. Park of Pecan II's net (income) loss after minority interest amounted to approximately $(3,133,000), $548,000 and $224,000 for the 1999, 1998 and 1997
Fiscal Years, respectively.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

CRANBROOK MANOR APARTMENTS LIMITED PARTNERSHIP
During the year ended December 31, 1999, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") incurred a net loss of approximately $154,000 and total liabilities exceeded total assets by approximately $2,403,000. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA. Cranbrook's Section 8 agreements have been renewed until March 31, 2000. Cranbrook's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with the mortgage holders. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms upon the expiration of the agreements. As of December 31, 1999, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations.

On January 1, 2000, the Partnership's Local Partnership Interest in Cranbrook was sold to an unaffiliated third party for $99,990 resulting in a loss in the amount of approximately $2,995,000 and forgiveness of indebtedness income of approximately $46,000. The Partnership's investment in Cranbrook was reduced to zero by prior years' losses. The minority interest balances were $0 at both March 25, 2000 and 1999, respectively. Cranbrook's net loss after minority interest amounted to approximately $154,000, $991,000 and $246,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

SARALAND APARTMENTS, LTD.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (the "EPA") "Superfund Cleanup List." The EPA has named the project, Redwing Carriers, Inc. and others as potentially responsible parties. The EPA has estimated cleanup costs could total $12,000,000 or more. To date, Redwing Carriers, Inc. has incurred approximately $1.9 million in cleanup costs. Redwing Carriers, Inc. seeks to recover all or a pro rata share of its response costs from Saraland and others.

Based upon EPA's Record of Decision for the Saraland site, the remedy selected had, at the time of issuance of the Record of Decision on December 15, 1992, a present worth cost of $7,002,562. Redwing Carriers, Inc. subsequently refused to perform the remedy and the EPA had undertaken to do so itself. The EPA relocated the tenants from the apartment complex and closed the apartment complex. Since September, 1993, the EPA has not notified the Partnership about whether it intends to take further legal action.

On May 13, 1997, a number of former residents at the Saraland Apartment Complex served a purported class action complaint upon Hutton Advantaged Properties, Ltd. and H/R Special Limited Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the conduct of all defendants at the Saraland site. On June 5, 1998, this action against the Partnership was dismissed with prejudice, and accordingly, this matter is now concluded.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2000 and 1999, respectively, and the minority interest balance was $22,000 at each date. Saraland's net loss (income) after minority interest amounted to approximately $20,000, $24,000 and ($7,900) for the 1999, 1998 and 1997 Fiscal Years, respectively.

VALLEY ARMS, LTD.
During the year ended December 31, 1999, Valley Arms, Ltd. ("Valley Arms") incurred net income of approximately $76,000 and as of that date, Valley Arms' total liabilities exceeded its total assets by approximately $21,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition, the auditors disclaimed an opinion on the 1999 Fiscal Year financial statements due to the refusal of management to provide written representations. The Partnership filed a petition for bank-ruptcy under Chapter 11 of the bankruptcy code on January 13, 1998, and sold its revenue producing assets on April 13, 1999. The results of these events will likely result in the extinguishment of Valley Arms' liabilities and disbursement of the remaining cash to the partners. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. On April 13, 1999, the property and the related assets and liabilities of Valley Arms were sold to a third party for $1,600,000, resulting in a gain in the amount of approximately $161,000 and forgiveness of indebtedness income of approximately $2,514,000. The Partnership's investment in Valley Arms was reduced to zero at March 25, 2000 and 1999, and the minority interest balance was $0 at each date. Valley Arms' net income (loss) after minority interest amounted to approximately $76,000, ($506,000) and ($79,000) for the 1999, 1998 and 1997 Fiscal Years, respectively.

b)  Subsidiary Partnership - Other

DICKENS FERRY APARTMENTS, LTD.
Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on the continuance of the Section 8 rent subsidy contract which represents 50% of gross income. The current contracts expire on July 31, 2000 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $567,000 at both March 25, 2000 and 1999, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (loss) income after minority interest amounted to approximately $(1,000), $24,000 and $5,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                               Sequential
                                                                                  Page
                                                                               ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                              28

          Consolidated Balance Sheets at March 25, 2000 and 1999                   176

          Consolidated Statements of Operations for the Years Ended March 25,
          2000, 1999 and 1998                                                      177

          Consolidated Statements of Changes in Partners' Deficit for the Years
          Ended March 25, 2000, 1999 and 1998                                      178

          Consolidated Statements of Cash Flows for the Years Ended March 25,
          2000, 1999 and 1998                                                      179

          Notes to Consolidated Financial Statements                               182

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2000 and 1999, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 2000, 1999 and 1998 (the 1999, 1998 and 1997 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 48 (1999 Fiscal Year), 52 (1998 Fiscal Year) and 60 (1997 Fiscal Year) subsidiary partnerships whose net (income) losses aggregated ($30,130,274), $1,776,341 and $589,225 for the 1999, 1998 and 1997
Fiscal Years, respectively, and whose assets constituted 91% and 96% of the Partnership's assets at March 25, 2000 and 1999, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2000 and 1999, and the results of their operations and their cash flows for the years ended March 25, 2000, 1999 and 1998, in conformity with generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of six subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. The auditors for one of these subsidiary partnerships disclaimed an opinion on the 1999 Fiscal Year financial statements due to the refusal of management to provide written representations. These six subsidiary partnerships' net (income) losses aggregated ($6,049,701), $3,424,315 and $1,346,174 for the 1999, 1998 and 1997
Fiscal Years, respectively, and their assets aggregated $7,241,548 and $12,837,164 at March 25, 2000 and 1999, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. Five Purchase Money Notes are now extended, with maturity dates ranging from June 2001 to April 2008. The remaining Purchase Money Notes are past maturity and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2000

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 13, 1998

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarbay, Ltd.

We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1999 and 1998, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2000

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarbay, Ltd.

We have audited the accompanying balance sheets of Cedarbay, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedarbay, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 22, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northwoods III Apartments, Ltd.

We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1999 and 1998, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northwoods III Apartments, Ltd.

We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
January 12, 1999

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January 20, 1998

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
March 10, 1998

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Hackley Village Associates #1, HUD Project #047-44030-LDP-SUP, as of December 31, 1999, and the related statements of income, and cash flows, and changes in partner's equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley Village Associates #1 as of December 31, 1999, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government auditing Standards, we have also issued a report dated February 5, 2000, on our consideration of Hackley Village Associates' internal controls and a report dated February 5, 2000, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 5, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Hackley Village Associates #1, HUD Project #047-44030-LDP-SUP, as of December 31, 1998, and the related statements of income, and cash flows, and changes in partner's equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley Village Associates #1 as of December 31, 1998, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government auditing Standards, we have also issued a report dated February 10,1999, on our consideration of Hackley Village Associates' internal controls and a report dated February 10,1999, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 10,1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 27, 1998

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1999, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issue a report dated January 15, 2000 on our consideration of Huntley Associates' internal controls and a report dated January 15, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 1998, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issue a report dated January 14, 1999 on our consideration of Huntley Associates' internal controls and a report dated January 14, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 14,1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 1998

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2000 on our consideration of Huntley Associates #2's internal controls and a report dated January 15, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 1999 on our consideration of Huntley Associates #2's internal controls and a report dated January 15, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 1998

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 2000 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated January 19, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 19, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1997 and 1998. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 24, 1999 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated January 24, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 24, 1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 29, 1998

[Letterhead of Bordman & Winnick]

Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 13, 2000 on our consideration of Washington Highland Apartment (a Limited Partnership) internal controls and a report dated January 13, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 13, 2000

[Letterhead of Bordman & Winnick]

Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 19, 1999 on our consideration of Washington Highland Apartment (a Limited Partnership) internal controls and a report dated January 19, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 19,1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 19, 1998

[Letterhead of BORDMAN & WINNICK]

Independent Auditors Report

To the Partners of
AUTUMN RIDGE APARTMENTS Formerly known as
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project No. 073-58501 LDP of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments (A Limited Partnership) as of December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project No. 073-58501 LDP at December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2000 on our consideration of AUTUMN RIDGE APARTMENTS' formerly known as Vincennes Niblack Apartments (A Limited Partnership) internal controls and reports dated January 26, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 26, 2000

[Letterhead of BORDMAN & WINNICK]

Independent Auditors Report

To the Partners of
AUTUMN RIDGE APARTMENTS Formerly known as
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project No. 073-58501 LDP of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments (A Limited Partnership) as of December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project No. 073-58501 LDP as at December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on pages 9 to 11) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1998 on our consideration of AUTUMN RIDGE APARTMENTS' formerly known as Vincennes Niblack Apartments (A Limited Partnership) internal controls and reports dated January 22, 1998 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 1998

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 24, 1998

[Letterhead of Bordman & Winnick]

To the Partners of
Casa Ramon Apartments

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Project #122-44476 LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 17, 2000 on our consideration of Casa Ramon Apartments' internal controls and a report dated February 20, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 17, 2000

[Letterhead of Bordman & Winnick]

To the Partners of
Casa Ramon Apartments

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Project #122-44476 LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 1998 and 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 1999 on our consideration of Casa Ramon Apartments' internal controls and a report dated February 20, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 25, 1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 23, 1998

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1999, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1999 and December 31, 1998. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1999, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 27, 2000 on our consideration of Nu-Elm Apartments (A Limited Partnership) internal controls and a report dated January 27, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 27, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 1998, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 1998 and December 31, 1997. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 1998, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 1999 on our consideration of Nu-Elm Apartments (A Limited Partnership) internal controls and a report dated January 22, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 21, 1997

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
April 3, 1998

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Rockdale West at New Bedford
 (a Limited Partnership)
Quincy, Massachusetts

We have audited the accompanying balance sheet of Rockdale West at New Bedford (a Limited Partnership) as of May 22, 1998, and the related statements of operations, partners' equity deficiency and cash flows for the period from January 1, 1998 to May 22, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockdale West at New Bedford (a Limited Partnership) as of May 22, 1998, and the results of its operations, changes in partners' equity deficiency and cash flows for the period from January 1, 1998 to May 22, 1998, in conformity with generally accepted accounting principles.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 20, 1999

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 12, 1998

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1999, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued our report dated February 23, 2000 on our consideration of the Partnership's internal control over financial reporting and on its compliance with laws and regulations. That report is a integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 23, 2000

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 1998, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards, we have also issued a report dated February 9, 1999 on our consideration of the Partnership's internal control over financial reporting and on its compliance with laws and regulations.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 9, 1999

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 12, 1998

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Decatur Apartments, Ltd.
Decatur, Alabama

We have audited the accompanying balance sheet of Decatur Apartments, Ltd. (the Project), Project No. 062-44012-LD as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2000 on our consideration of the Project's internal controls and reports dated January 15, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Decatur Apartments, Ltd.
Decatur, Alabama

We have audited the accompanying balance sheet of Decatur Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Florence Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheet of Florence Apartments, Ltd. (the Project), as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2000 on our consideration of the Project's internal controls and reports dated January 15, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Florence Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheet of Florence Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of BROWDER & ASSOCIATES, P.C.]
Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 31, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]
Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.HUD Field Office Director
Mobile, Alabama Birmingham, AL

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
April 1, 1998

[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]1

INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1999 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1999 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 11, 2000 on our consideration of University Gardens Apartments, Ltd.'s internal control structure and reports dated February 11, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 11, 2000

[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]1

INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 1998 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 4, 1999 on our consideration of University Gardens Apartments, Ltd.'s internal control structure and reports dated February 4, 1999 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 4, 1999

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

[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]1

INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village Apartments LTD., Project No. 113-44076 LD, (a limited partnership) as of December 31, 1999 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1999 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 5, 2000 on our consideration of Southside Village Apartments, Ltd.'s internal control structure and reports dated February 5, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 5, 2000

[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]1

INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village Apartments LTD., Project No. 113-44076 LD, (a limited partnership) as of December 31, 1998 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 5, 1999 on our consideration of Southside Village Apartments, Ltd.'s internal control structure and reports dated February 5, 1999 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 5, 1999

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd. (the Project), Project No. 062-44055-LD as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2000 on our consideration of the Project's internal controls and reports dated January 17, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 17, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd. (the Project), Project No. 062-44045-LD, as of December 31, 1999, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1999 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2000 on our consideration of the Project's internal controls and reports dated January 15, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd. (the Project), as of December 31, 1998, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 1998 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1999

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 19, 1998

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208, A Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208, A Limited Partnership, sponsor of FHA Project No. 171-44038, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208, A Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 9 to 13 is presented for purposes of additional analysis for the year ended December 31, 1999, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated February 14, 2000, on our consideration of the Partnership's internal controls and reports, dated February 14, 2000, on its compliance with laws and regulations.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 14, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208, A Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 208, A Limited Partnership, sponsor of FHA Project No. 171-44038, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 208, A Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 8, 1999

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd. (a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1999 and 1998, and the results of its operations, changes in partners' equity and cash flow for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 10 to 14 is presented for purposes of additional analysis for the year ended December 31, 1999, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated January 24, 2000, on our consideration of the Partnership's internal controls and reports, dated January 24, 2000, on its compliance with laws and regulations.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 24, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307 Oreg. Ltd.
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 307 Oreg. Ltd. (a limited partnership), sponsor of FHA Project No. 126-44038, as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 307 Oreg. Ltd., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 13, 1999

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, An Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 1999 and 1998, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, An Oregon Limited Partnership, as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 10 to 14 is presented for purposes of additional analysis for the year ended December 31, 1999, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated January 22, 2000, on our consideration of the Partnership's internal controls and reports, dated January 22, 2000, on its compliance with laws and regulations.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 22, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, An Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 1998 and 1997, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, An Oregon Limited Partnership, as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 10, 1999

[Letterhead of Deloitte & Touche LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bellfort Associates, Ltd.

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of December 31, 1999 and 1998, and the related statements of operations, partners' deficiency, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership's operations have not generated and are not expected to generate sufficient cash flows to service its existing debt structure, and the Partnership's purchase note payable is due November 1, 1999. These matters raise substantial doubt about the Partnership's ability to continue as a going concern. The Partnership's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments as of December 31, 1999 that might result from the outcome of this uncertainty. As described in Note 4, in January 2000, the Partnership sold its interest in the apartment project described in Note 1 in exchange for cash and forgiveness of debt.

/s/ Deloitte & Touche LLP
Houston, Texas
March 20, 2000

[Letterhead of Deloitte & Touche LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bellfort Associates, Ltd.

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of December 31, 1998 and 1997, and the related statements of operations, partners' deficiency, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership's operations have not generated and are not expected to generate sufficient cash flows to service its existing debt structure, and the Partnership's purchase note payable is due November 1, 1999. These matters raise substantial doubt about its ability to continue as a going concern. The Partnership's plans concerning these matters are also described in
Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP
Houston, Texas
February 24, 1999

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd.("the Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs."

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 27, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd. as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs."

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 25, 1999

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates ("the Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As described in Notes A and F to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 26, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes A and F to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 20, 1999

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 28, 2000

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 28, 2000

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Ware Manor Associates
Waycross, Georgia

We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of December 31, 1999, 1998 and 1997 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 28, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited
("the Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 28, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 26, 1999

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' capital deficit, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 27, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' capital deficit, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Notes A and E to the financial statements, in 1998 the Partnership changed its method of accounting for partners' distributions. The change in accounting principle was made to comply with the Department of Housing and Urban Development "Uniform Financial Reporting Standards for HUD Housing Programs".

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 22, 1999

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of December 31, 1999, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of December 31, 1999, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 28, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1999 and 1998, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 1999

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1999 and 1998, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1999 and 1998, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 1998 and 1997, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 1999

[Letterhead of KPMG LLP]

Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheets of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Roanoke, Virginia
February 15, 2000

[Letterhead of KPMG LLP]

Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheets of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1998 and 1997, and the related statements of operations, changes in partners' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments (a Virginia Limited Partnership) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

/s/ KPMG LLP
Roanoke, Virginia
February 15, 1999

[Letterhead of Frierson & Associates, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Park of Pecan I, Ltd.:

We have audited the accompanying balance sheet of Park of Pecan I, Ltd., (a Texas limited partnership) as of February 26, 1999, and the related statements of loss and partners' deficit and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of February 26, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Frierson & Associates, P.C.
May 14, 1999
Houston, Texas

[Letterhead of Frierson & Associates, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Park of Pecan I, Ltd.:

We have audited the accompanying balance sheet of Park of Pecan I, Ltd., (a Texas limited partnership) as of December 31, 1998, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan I, Ltd. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Frierson & Associates, P.C.
February 28, 1999
Houston, Texas

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

/s/ Randal B. McDonald Jr., CPA
Houston, Texas.
March 2, 1998,

[Letter of Frierson & Associates, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Park of Pecan II, Ltd.:

We have audited the accompanying balance sheet of Park of Pecan II, Ltd., (a Texas limited partnership) as of February 26, 1999, and the related statements of loss and partners' deficit and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of February 26, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Frierson & Associates, PC
Houston, Texas
May 14, 1999

[Letter of Frierson & Associates, PC]

INDEPENDENT AUDITORS' REPORT

To the Partners of
Park of Pecan II, Ltd.:

We have audited the accompanying balance sheet of Park of Pecan II, Ltd., (a Texas limited partnership) as of December 31, 1998, and the related statements of loss and partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Park of Pecan II, Ltd. as of December 31, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

/s/ Frierson & Associates, PC
Houston, Texas
February 28, 1999

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

/s/ Randal B. McDonald Jr., CPA
Houston, Texas.
March 2, 1998,

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' deficiency, and cash flows and, supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January  14, 2000

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Villa Apollo Associates Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Villa Apollo Associates Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency and, Cash Flows and, Supplemental Schedules on Page 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo Associates Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' deficiency, and cash flows and, the supplemental schedules on pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January 15, 2000

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
Carlton Terrace Apartments Limited Partnership
28777 Northwestern Highway, Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of Carlton Terrace Apartments Limited Partnership (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows and, the supplemental information on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Carlton Terrace Apartments Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 5, 1999

[Letterhead of Kirschner Hutton Perlin, P.C.]

Independent Auditors' Report

Partners
Cranbrook Manor Apartments Limited Partnership

We have audited the accompanying balance sheet of Cranbrook Manor Apartments Limited Partnership, Project No. 047-44002-LD-SUP, as of December 31, 1999, and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership as of December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information (pages 12 to 14) is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 5 to the financial statements, the Partnership's inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 28, 2000 on our consideration of the Cranbrook Manor Apartments Limited Partnership's internal control and a reports dated January 28, 2000 on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

/s/ Kirschner Hutton Perlin, P.C.
E.I.N. 38-2308034
Audit Partner - Kenneth R. Perlin
Southfield, MI
January 28, 2000

[Letterhead of Plante & Moran, LLP]

Independent Auditor's Report

To the Partners
Cranbrook Manor Apartments Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 047-44002-LDP-SUP, Cranbrook Manor Apartments Limited Partnership (a Michigan limited partnership), as of December 31, 1998 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cranbrook Manor Apartments Limited Partnership as of December 31, 1998, and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999 on our consideration of the Partnership's internal controls and a report dated February 5, 1999 on its compliance with laws and regulations.

As discussed in Note 1 and Note 7, the Partnership's fixed assets, previously reported at a net book value of $2,810,400, should have been reported as assets held for sale with an expected total recoverable cost of $2,100,000. Recoverable cost represents a write-down in the carrying cost of the fixed assets and reflects no accumulated depreciation. Depreciation expense was reduced by $12,888 as a result of this change. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Plante & Moran, LLP
By: Linda P. Hubbard
Engagement Partner
Troy, Michigan
Federal ID Number:  38-1357951
Phone Number:(248) 952-5200
February 5, 1999 except for Note 1 and Note 7, as to which the date is April 10, 1999

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

/s/ Plante & Moran, LLP
By: Linda P. Hubbard
Engagement Partner
Federal ID Number:38-1357951
Phone Number:(248) 644-0300
Bloomfield Hills, Michigan
January 23, 1998

[Letterhead of Kirschner Hutton Perlin, P.C.]

Independent Auditors' Report

To the Partners
Oakbrook Villa Apartments Limited Partnership

We have audited the accompanying balance sheet of Oakbrook Villa Apartments Limited Partnership as of December 31, 1999, and the related statements of operations, partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership as of December 31, 1999 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

/s/ Kirschner Hutton Perlin, P.C.
Southfield, Michigan
February 16, 2000

[Letterhead of Plante & Moran, LLP]

Independent Auditor's Report

To the Partners
Oakbrook Villa Apartments Limited Partnership

We have audited the accompanying balance sheet of HUD Project No. 044-44001-LDP, Oakbrook Villa Apartments Limited Partnership (a Michigan limited partnership), as of December 31, 1998 and the related statements of profit and loss, changes in partners' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Oakbrook Villa Apartments Limited Partnership as of December 31, 1998 and the results of its operations, changes in partners' deficit and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership is experiencing difficulty in generating cash flow to meet its obligations and sustain its operations, which raises substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards, we have also issued a report dated February 5, 1999 on our consideration of the Partnership's internal controls and a report dated February 5, 1999 on its compliance with laws and regulations.

As discussed in Note 1, the Partnership's fixed assets previously reported as operating net fixed assets of $7,968,977 should have been reported as assets held for sale of $8,199,267. The increase in the carrying value was the result of decreased depreciation expense of $230,290 on the assets held for sale. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Plante & Moran, LLP
By: Linda P. Hubbard
Engagement Partner
Troy, Michigan
Federal ID Number: 38-1357951
Phone Number:(248) 952-5200
February 5, 1999 except for Note 1, as to
 which the date is April 10, 1999

[Letterhead of Plante & Moran, LLP]

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

/s/ Plante & Moran, LLP
By: Linda P. Hubbard
Engagement Partner
Bloomfield Hills, Michigan
Federal ID Number:38-1357951
Phone Number:(248) 644-0300
January 23, 1998

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 1999, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1999, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Pebble Creek LDHA, MSHDA NO. 277 on pages 8 to 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2000 on our consideration of the partnership's internal control structure and a report dated January 15, 2000 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 15, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 1998, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 1997 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 1998, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 1999 on our consideration of the partnership's internal control structure and a report dated January 29, 1999 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 29, 1999

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 27, 1998

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway,
Suite 100
Southfield, MI 48034

We have audited the accompanying balance sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of June 18, 1999 and the related statements of revenue and expense, partners' deficiency, and cash flows and, supplemental schedules on Pages 9-11 for the period January 1, 1999 through June 18, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of June 18, 1999 and the results of its operations and its cash flows for the period January 1, 1999 through June 18, 1999, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January 5, 2000

[Letterhead of Nessel, Smith, Leff & Borsen, PLLC]

INDEPENDENT AUDITORS' REPORT

To the Partners
VILLA APOLLO #2 LIMITED PARTNERSHIP
28777 Northwestern Highway,
Suite 100
Southfield, MI 48034

We have audited the accompanying Comparative Balance Sheet of VILLA APOLLO #2 LIMITED PARTNERSHIP (a limited partnership) as of December 31, 1998 and 1997 and the related Comparative Statements of Revenue and Expense, Partners' Deficiency, and Cash Flows, and Supplemental Schedules on Pages 9-11 for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects the financial position of Villa Apollo #2 Limited Partnership as of December 31, 1998 and 1997 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. The supporting data included in this report have been subjected to the same auditing procedures applied in the examination of the basic financial statements and, in our opinion, are presented fairly in all material respects in relation to the basic financial statements taken as a whole.

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying balance sheet of Greenwood Manor, Ltd., (the "Partnership") as of December 31, 1999, and the related statements of income, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Manor, Ltd. as of December 31, 1999, and the results of its operations, changes in partners' capital, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 4, 2000, on our consideration of Greenwood Manor Ltd.'s internal control and reports dated February 4, 2000, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information on pages 10 and 11 is presented for purposes of additional analysis and is not a required part the basic financial statements of Greenwood Manor, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 4, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying financial statements of Greenwood Manor, Ltd. (Project Number 082-44070 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1999, on our consideration of Greenwood Manor Ltd.'s internal control and reports dated January 22, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 13, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying financial statements of Malvern Manor, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 23, 2000, on our consideration of Malvern Manor, Ltd.'s internal control and reports dated February 23, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 23, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying financial statements of Malvern Manor, Ltd. (Project Number 082-44049 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 1999, on our consideration of Malvern Manor, Ltd.'s internal control and reports dated January 29, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements to nonmajor HUD transactions and specific requirements to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 - 13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated on all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 29, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 23, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying financial statements of Hereford Manor, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 1999, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated February 14, 2000, on our consideration of Hereford's internal control and reports dated February 14, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 10 and 11 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 14, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying financial statements of Hereford Manor, Ltd. (Project Number 082-44071 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated January 27, 1999, on our consideration of Hereford's internal control and reports dated January 27, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:

We have audited the accompanying financial statements of Henslee Heights, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 11, 2000, on our consideration of Henslee Heights, Ltd.'s internal control structure and reports dated February 11, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 - 13 is presented for the purpose of additional analysis. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 11, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:

We have audited the accompanying financial statements of Henslee Heights, Ltd. (Project Number 082-44076 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 22, 1999, on our consideration of Henslee Heights, Ltd.'s internal control structure and reports dated January 22, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and nondiscrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 - 13 is presented for the purpose of additional analysis. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying financial statements of Oakwood Manor, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated February 8, 2000, on our consideration of Oakwood Manor, Ltd.'s internal control and a report dated February 8, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 8, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying financial statements of Oakwood Manor, Ltd. (Project Number 082-44034 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated February 9, 1999, on our consideration of Oakwood Manor, Ltd.'s internal control and a report dated February 9, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 5, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying financial statements of West Scenic Apartments, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 9, 2000, on our consideration of West Scenic Apartments, Ltd.'s internal control and reports dated February 9, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying financial statements of West Scenic Apartments, Ltd. (Project Number 082-44017 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated February 8, 1999, on our consideration of West Scenic Apartments, Ltd.'s internal control and reports dated February 8, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 8, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 4, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 2000, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated February 10, 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 10, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (Project Number 082-44045 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 10, 1999, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated February 10, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 10, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying financial statements of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 1999, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 24, 2000, on our consideration of Southwest Apartments, Ltd.'s internal control and reports dated February 24 2000, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11 and 12 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 24, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying financial statements of Southwest Apartments, Ltd. (Project Number 082-44020 LD/SUP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 27, 1999, on our consideration of Southwest Apartments, Ltd.'s internal control and reports dated January 27, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 11-13 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1998

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We are engaged to audit the accompanying balance sheet of Valley
Arms, Ltd. (the "Partnership") as of December 31, 1999, and the related statements of profit and loss, partners' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the General Partner.

Management has refused to provide written representations as to its responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the financial statements. Such representations are required under generally accepted auditing standards.

Since the management of the Company has refused to provide written representations as noted in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, and opinion on the financial statements referred to above.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership filed a petition for bankruptcy under Chapter 11 during the year ended December 31, 1998, and sold its sole revenue producing asset on April 13, 1999, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
March 13, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We have audited the accompanying financial statements of Valley Arms, Ltd. (Project Number 053-44191 LDP) (a limited partnership hereinafter referred to as the "Partnership") as of December 31, 1998, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has incurred a net loss, its total current liabilities exceed its total current assets, it is delinquent on its mortgage payments and it filed a petition for bankruptcy under Chapter 11 subsequent to December 31, 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters are described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated February 5, 1999, on our consideration of Valley Arms, Ltd's internal control and a report dated February 5, 1999, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 13-15 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 5, 1999

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
April 1, 1998

[Letterhead of Bick Fredman & Co.]

Independent Auditor's Report

The General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

We have audited the statements of net assets in liquidation of Lancaster Manor Associates, Ltd. (a California Limited Partnership), as of August 31, 1999, and the related statement of changes in net assets in liquidation for the period from March 17, 1999 to August 31, 1999. In addition, we have audited the statement of operations for the period January 1, 1999 to March 16, 1999 and the statement of partners' (deficit) equity and cash flow for the eight months ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As described in Note 3 to the financial statements, the partners of Lancaster Manor Associates, Ltd. approved a plan of liquidation on March 16, 1999, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to March 16, 1999 from the going-concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Lancaster Manor Associates, Ltd. as of August 31, 1999, the changes in net assets in liquidation for the period from March 17, 1999 to August 31, 1999, and the results of its operations for the period from January 1, 1999 to March 16, 1999, and its cash flows for the eight months then ended in conformity with generally accepted accounting principles applied on the bases described in the preceding paragraph..

/s/ Bick Fredman & Co.
Cleveland, Ohio
September 2, 1999

[Letterhead of Bick Fredman & Co.]

Independent Auditor's Report

The General and Limited Partners
Lancaster Manor Associates, Ltd.
Cleveland, Ohio

We have audited the accompanying balance sheets of Lancaster Manor Associates, Ltd. (a California Limited Partnership), as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Project's management, our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lancaster Manor Associates, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Bick Fredman & Co.
Cleveland, Ohio
January 13, 1999 except for Note 9, as to
which the date is March 29, 1999

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                               March 25,
                                                                              -------------------------------------------
                                                                                   2000                          1999
                                                                              -------------                 -------------
Property and equipment - net, less accumulated
  depreciation (Notes 2, 4 and 6)                                             $  52,714,919                 $  76,007,692
Property and equipment -
  held for sale (Notes 2, 4, 6 and 7)                                            13,550,070                    20,352,011
Cash and cash equivalents (Notes 2 and 11)                                        4,095,787                     2,658,449
Cash - restricted for tenants' security deposits (Note 3)                           768,762                     1,213,550
Mortgage escrow deposits (Notes 3, 5 and 6)                                       9,180,023                    10,549,951
Prepaid expenses and other assets (Note 8)                                        1,103,445                     1,655,056
                                                                              -------------                 -------------
Total assets                                                                  $  81,413,006                 $ 112,436,709
                                                                              =============                 =============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Mortgage notes payable (Notes 3 and 6)                                        $  44,171,128                 $  68,827,382
Purchase money notes payable (Note 7)                                            43,969,115                    62,215,705
Due to selling partners (Note 7)                                                 74,281,146                    81,667,934
Accounts payable, accrued expenses and other liabilities                          2,827,606                     3,538,143
Tenants' security deposits payable                                                  751,121                     1,152,240
Due to general partners of subsidiaries and their affiliates (Note 8)               631,826                     1,606,773
Due to general partners and affiliates (Note 8)                                   2,842,933                     2,435,696
                                                                              -------------                 -------------
                                                                                169,474,875                   221,443,873
                                                                              -------------                 -------------
Minority interest (Note 2)                                                          635,465                       593,370
                                                                              -------------                 -------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
Limited partners                                                                (87,272,836)                 (107,967,004)
General partners                                                                 (1,424,498)                   (1,633,530)
                                                                              -------------                 -------------
                                                                                (88,697,334)                 (109,600,534)
                                                                              -------------                 -------------
Total liabilities and partners' deficit                                       $  81,413,006                 $ 112,436,709
                                                                              =============                 =============


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                               Year Ended March 25,
                                                                    --------------------------------------------
                                                                        2000            1999            1998
                                                                    ------------    ------------    ------------
Revenues
Rentals, net                                                        $ 23,915,060    $ 27,829,020    $ 31,646,760
Other                                                                  1,265,116       1,341,851       1,376,085
Gain on sale of property (Note 10)                                    12,822,433       7,524,848       4,419,139
                                                                    ------------    ------------    ------------
Total revenues                                                        38,002,609      36,695,719      37,441,984
                                                                    ------------    ------------    ------------

Expenses
Administrative and management                                          4,826,465       5,357,328       5,894,581
Administrative and management-related parties
  (Note 8)                                                             2,595,161       2,836,983       3,222,918
Operating                                                              4,319,192       5,247,392       5,781,810
Repairs and maintenance                                                6,653,986       7,190,605       8,161,433
Taxes and insurance                                                    2,972,307       3,636,893       3,925,855
Financial, principally interest                                        8,775,674       9,545,162      10,955,425
Depreciation                                                           4,915,594       5,844,432       7,164,517
Loss on impairment of assets (Note 4)                                          0       2,399,391               0
                                                                    ------------    ------------    ------------
Total expenses                                                        35,058,379      42,058,186      45,106,539
                                                                    ------------    ------------    ------------

Income (loss) before minority interest and
  extraordinary item                                                   2,944,230      (5,362,467)     (7,664,555)

Minority interest (income) loss of subsidiaries                       (3,110,714)         (4,662)         57,040
                                                                    ------------    ------------    ------------

Loss before extraordinary item                                          (166,484)     (5,367,129)     (7,607,515)
Extraordinary item-forgiveness of
  indebtedness income (Notes 6 and 10)                                23,069,821       4,232,663      28,257,707
                                                                    ------------    ------------    ------------

Net income (loss)                                                   $ 22,903,337    $ (1,134,466)   $ 20,650,192
                                                                    ============    ============    ============

Limited Partners Share:
Loss before extraordinary item                                      $   (164,819)   $ (5,313,457)   $ (7,531,440)
Extraordinary item                                                    22,839,123       4,190,336      27,975,130
                                                                    ------------    ------------    ------------

Net income (loss)                                                   $ 22,674,304    $ (1,123,121)   $ 20,443,690
                                                                    ============    ============    ============

Number of units outstanding                                               12,074          12,074          12,074
                                                                    ============    ============    ============

Loss before extraordinary item per
  limited partner unit                                              $        (14)   $       (440)   $       (624)
Extraordinary item per limited partner unit                                1,892             347           2,317
                                                                    ------------    ------------    ------------

Net income (loss) per limited partnership unit                      $      1,878    $        (93)   $      1,693
                                                                    ============    ============    ============


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                     Limited          General
                                     Total           Partners         Partners
                                 -------------    -------------    -------------
Balance - March 26, 1997         $(127,098,973)   $(125,290,459)    $(1,808,514)

Net income                          20,650,192       20,443,690         206,502

Distributions                       (2,017,287)      (1,997,114)        (20,173)
                                 -------------    -------------    -------------

Balance - March 26, 1998          (108,466,068)    (106,843,883)     (1,622,185)

Net loss                            (1,134,466)      (1,123,121)        (11,345)
                                 -------------    -------------    -------------

Balance - March 26, 1999          (109,600,534)    (107,967,004)     (1,633,530)

Net income                          22,903,337       22,674,304         229,033

Distributions                       (2,000,137)      (1,980,136)        (20,001)
                                 -------------    -------------    -------------

Balance - March 25, 2000         $ (88,697,334)   $ (87,272,836)   $  (1,424,498)
                                 =============    =============    =============

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                Year Ended March 25,
                                                                    --------------------------------------------
                                                                        2000            1999             1998
                                                                    ------------    ------------    ------------
Cash flows from operating activities:
Net income (loss)                                                   $ 22,903,337     $(1,134,466)    $20,650,192
                                                                    ------------    ------------    ------------
Adjustments to reconcile net income (loss)
  to net cash provided by
  operating activities:
Gain on sale of property                                             (12,822,433)     (7,524,848)     (4,419,139)
Extraordinary item-forgiveness of
  indebtedness income                                                (23,069,821)     (4,232,663)    (28,257,707)
Depreciation                                                           4,915,594       5,844,432       7,164,517
Loss on impairment of assets                                                   0       2,399,391               0
Minority interest in income (loss) of subsidiaries                     3,110,714           4,662         (57,040)
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits                           189,549         (19,068)        161,347
Mortgage escrow deposits - operating                                   1,280,704      (1,495,602)         52,361
Prepaid expenses and other assets                                         34,065         283,234         219,148
Increase (decrease) in liabilities:
Due to selling partners                                                7,669,061       7,773,292       8,728,681
Payments of interest to selling partners                              (4,044,678)     (3,200,066)     (1,817,708)
Accounts payable, accrued expenses and
  other liabilities                                                     (254,074)        998,791        (970,910)
Tenants' security deposits payable                                      (178,669)         35,913        (135,737)
Due to general partners of subsidiaries and
  their affiliates                                                       661,678         483,091         324,757
Due to general partners of subsidiaries and
  their affiliates                                                        (7,266)       (238,308)        (64,411)
Due to general partners and affiliates                                   407,237         958,042      (1,029,721)
                                                                    ------------    ------------    ------------

  Total adjustments                                                  (22,108,339)      2,070,293     (20,101,562)
                                                                    ------------    ------------    ------------

Net cash provided by operating activities                                794,998         935,827         548,630
                                                                    ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of property                                        24,705,022               0      25,732,750
Costs paid relating to sale of property                               (1,187,934)              0        (245,721)
Acquisitions of property and equipment                                (1,220,933)     (1,735,804)     (2,050,996)
Acquisitions of property and equipment -
  held for sale                                                          (31,665)              0               0
Decrease (increase) in mortgage
  escrow deposits                                                       (707,958)        953,006         504,953
                                                                    ------------    ------------    ------------
Net cash (used in) provided by investing activities                   21,556,532        (782,798)     23,940,986
                                                                    ------------    ------------    ------------

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                                Year Ended March 25,
                                                                    --------------------------------------------
                                                                        2000            1999             1998
                                                                    ------------    ------------    ------------
Cash flows from financing activities:
Principal payments of purchase money notes                              (790,799)     (3,794,400)     (7,598,428)
Proceeds from mortgage notes payable                                           0       8,000,000       1,900,000
Principal payments of mortgage notes payable                         (15,054,637)     (3,659,965)    (17,357,632)
Distributions paid                                                    (2,000,137)              0      (2,017,287)
Decrease in capitalization of
  minority interest                                                   (3,068,619)        (17,150)        (57,489)
                                                                    ------------    ------------    ------------
Net cash provided by (used in) financing activities                  (20,914,192)        528,485     (25,130,836)
                                                                    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                   1,437,338         681,514        (641,220)
Cash and cash equivalents at beginning of year                         2,658,449       1,976,935       2,618,155
                                                                    ------------    ------------    ------------
Cash and cash equivalents at end of year                            $  4,095,787    $  2,658,449    $  1,976,935
                                                                    ============    ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                              $  2,179,927    $  4,180,202    $  3,826,430
                                                                    ============    ============    ============

Supplemental disclosures of noncash investing and
  financing activities:
Increase in property and equipment-held for
  sale reclassified from property and equipment                     $ 10,444,529    $ 17,206,721    $  4,441,392
Increase in purchase money notes payable due to
  the capitalization of prepaid expenses and other
  assets                                                                       0         291,442         312,799
Increase in accounts payable, accrued expenses
  and other liabilities for acquisitions of
  property and equipment                                                  21,325          43,436               0
Decrease in due to selling partners for
  reclassification of accrued distributions
  to minority interest                                                         0        (603,776)              0
Forgiveness of indebtedness:
Decrease in purchase money notes payable                             (12,061,450)        (32,270)     (8,088,707)
Decrease in due to selling partners                                  (11,011,171)     (4,200,393)    (20,169,000)
Decrease in prepaid expenses and other assets                              2,800               0               0


      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                                Year Ended March 25,
                                                                    --------------------------------------------
                                                                        2000            1999             1998
                                                                    ------------    ------------    ------------
Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation                                   $  9,174,908    $  3,701,379    $ 28,555,274
Decrease in property and equipment -
  held for sale                                                       17,276,248               0               0
Decrease in cash - restricted for tenants'
  security deposits                                                      255,239          73,615         123,546
Decrease in mortgage escrow deposits                                     797,182         223,780         266,623
Decrease in prepaid expenses and
  other assets                                                           514,746          46,720         140,216
Decrease in mortgage notes payable                                    (9,601,617)     (4,427,726)     (7,630,058)
Decrease in purchase money notes payable                              (5,394,341)     (2,545,263)              0
Decrease in due to selling partners                                            0      (4,257,845)              0
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities                                (475,901)       (272,036)        369,788
Decrease in tenant's security deposits payable                          (222,450)        (67,472)       (121,874)
Decrease in due to general partners of
  subsidiaries and their affiliates                                   (1,629,359)              0        (635,625)


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

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

As of March 25, 2000, the Partnership holds a 98.99% limited partnership interest in each of forty Local Partnerships, which own forty Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2000, the properties and the related assets and liabilities owned by four subsidiary partnerships were sold to a third party and the Partnership's Local Partnership Interests in four subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively. Through the fiscal year ended March 25, 2000, the properties and the related assets and liabilities owned by eleven subsidiary partnerships were sold to third parties and the Partnership's Local Partnership Interests in ten subsidiary partnerships were sold to third parties and the Local Partnership's general partner, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 48 (four of which have activity through the date of sale of their properties and the related assets and liabilities and four of which only have activity through the date of sale of the Partnership's interest), 52 (one of which only had activity through the date of sale of its property and the related assets and liabilities and three of which only have activity through the date of sale of the Partnership's interest) and 60 (five of which only have activity through the date of sale of their

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

properties and the related assets and liabilities and three of which only have activity though the date of sale of the Partnership's interest) subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2000, 1999 and 1998, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $0, $22,781 and $0 for the years ended March 25, 2000 (the "1999 Fiscal Year"), March 25, 1999 (the "1998 Fiscal Year") and March 25, 1998 (the "1997 Fiscal Year", and together with the 1999 Fiscal Year and the 1998 Fiscal Year, the "1999, 1998 and 1997 Fiscal Years"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

b)  Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, construction period interest and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are eliminated from the assets and accumulated depreciation accounts and the profit or loss on such disposition is reflected in earnings. A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time, the property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

At the time management commits to a plan to dispose of assets, said assets are adjusted to the lower of carrying amount or fair value less costs to sell. These assets are classified as property and equipment-held for sale and are not depreciated. All property and equipment for subsidiary partnerships whose assets and liabilities are under sales contracts are classified as assets held for sale.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

For the year ended March 25, 2000, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2000, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

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

g)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

h)  Adoption of New Accounting Standards

During April 1998, the Financial Accounting Standards Board issued Statement of Position 98-5 ("SOP 98-5") "Reporting on the Costs of Start-Up Activities." SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs. SOP 98-5 is effective for all fiscal quarters beginning after December 15, 1998.

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

CASH AND CASH EQUIVALENTS, CASH-RESTRICTED FOR TENANTS' SECURITY DEPOSITS AND MORTGAGE ESCROW DEPOSITS
The carrying amount approximates fair value.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

MORTGAGE NOTES PAYABLE
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                      March 25, 2000              March 25, 1999
                                                -------------------------   -------------------------
                                                 Carrying                    Carrying
                                                  Amount      Fair Value      Amount       Fair Value
                                                -----------   -----------   -----------   -----------
Mortgage Notes Payable for which it is:
Practicable to estimate fair value              $24,468,030   $24,895,557   $38,475,342   $39,059,816
Not practicable to estimate
  fair value                                    $19,703,098            (a)  $30,352,040            (a)

Purchase Money Notes payable for which it is:
Practicable to estimate fair value              $         0   $         0   $ 6,445,005   $ 3,402,728
Not practicable to estimate
  fair value                                    $43,969,115            (b)  $55,770,700            (b)

Due to selling partners for which it is:
Not practicable to estimate
  fair value                                    $74,281,146            (b)  $81,667,934            (b)

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                               March 25
                                     ----------------------------         Estimated
                                         2000             1999           Useful Lives
                                     ------------     ------------       ------------
Land                                 $  4,995,389     $  8,521,248
Buildings and improvements             95,088,292      132,869,277       5 - 40 Years
Furniture and fixtures                  4,486,858        6,523,861       3 - 10 Years
                                     ------------    -------------

                                      104,570,539      147,914,386

Less:  Accumulated depreciation       (51,855,620)     (71,906,694)
                                     ------------     ------------
                                     $ 52,714,919     $ 76,007,692
                                     ============     ============

Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

Depreciation expense for the 1999, 1998 and 1997 Fiscal Years amounted to $4,915,594, $5,844,432 and $7,164,517, respectively.

As of December 31, 1998, Cranbrook's, Park of Pecan I's, Park of Pecan II's and Valley Arm's carrying value of long-lived assets were deemed to be impaired and written down to the expected recoverable amount. The recoverable amount was determined on the basis of arms-length transactions between the Local Partnerships and third parties interested in purchasing the properties. The asset impairment losses of $723,289, $779,313, $516,789 and $380,000, respectively, is the difference between the carrying value and the recoverable amount of the apartment complexes and was charged as an entity expense at December 31, 1998. Cranbrook has been actively marketed for sale since November 16, 1998 and, as of such time, no depreciation expense has been recognized on the property. On February 26, 1999, the Partnership's Local Partnership Interest in Park of Pecan I and Park of Pecan II were sold to an unaffiliated third party (see Note 10). On April 12, 1999, the Partnership's Local Partnership Interest in Valley Arms was sold to an unaffiliated third party (see Note 12). On January 1, 2000, the Partnership's Local Partnership Interest in Cranbrook was sold to an unaffiliated third party (see Note 12).

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

The components of property and equipment held for sale are as follows:

                                                                  March 25,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Land                                                     $  2,359,074  $  1,838,593
Buildings and improvements                                 25,212,911    29,957,957
Furniture and fixtures                                      1,393,387     2,884,187
                                                         ------------  ------------

                                                           28,965,372    34,680,737

Less:  Accumulated depreciation                           (15,415,302)  (14,328,726)
                                                         ------------  ------------

                                                         $ 13,550,070  $ 20,352,011
                                                         ============  ============

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                                  March 25,
                                                         --------------------------
                                                             2000          1999
                                                         ------------  ------------
Reserves for replacements                                $  5,001,138  $  4,657,511
Real estate taxes, insurance and other                      4,178,885     5,892,440
                                                         ------------  ------------

                                                         $  9,180,023   $10,549,951
                                                         ============  ============

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $370,000, including principal and interest at rates varying from 6.75% to 8.75% per annum, through October 2027. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Under the terms of regulatory agreements with the Secretary of the HUD, subsidiary partnerships with mortgage note balances aggregating approximately $34,055,000 and $50,502,000 at December 31, 1999 and 1998, respectively, providing for interest at rates ranging from 6.75% to 8.50% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

In addition, one subsidiary partnership with mortgage note balances of approximately $4,157,000 and $4,258,000 at December 31, 1999 and 1998,
respectively, entered into interest reduction subsidy agreements with the Massachusetts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

Annual principal payment requirements for each of the next five years are as follows:

                              Amount
                           -----------
2000                       $ 2,331,741
2001                         1,887,352
2002                         2,031,113
2003                         2,186,019
2004                         2,354,021
Thereafter                  33,380,882
                           -----------
Total                      $44,171,128
                           ===========

The mortgage agreements require monthly deposits to replacement reserves of approximately $156,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

LANCASTER MANOR ASSOCIATES, LTD.
On September 25, 1998, Lancaster Manor Associates, Ltd. ("Lancaster") borrowed $8,000,000 from the Bank of Boston and utilized the proceeds to prepay the existing HUD first mortgage of approximately $1,520,000 and to redeem the Purchase Money Note of approximately $10,134,000 at a discount price of $4,233,000, resulting in forgiveness of indebtedness income of $4,232,663. The new loan bears interest at a floating rate based upon the Bank of Boston's announced "base rate" plus 1%. The loan matured December 24, 1998 and was renewed for another 90 days (March 25, 1999). On November 25, 1998, Lancaster entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $13,500,000. On March 16, 1999, the property and the related assets and liabilities of Lancaster were sold, resulting in a gain in the amount of approximately $7,623,000.

NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2000 and 1999 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended due dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extensions Fees Payable as of the date

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

of maturity at the lesser of 12% or legally allowable rate; or prime plus 2% or the legally allowable rate. Unpaid interest of approximately $70,501,000 and $81,000,000 as of March 25, 2000 and 1999, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principle balance of the Purchase Money Notes. Through March 25, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years (four years with respect to one subsidiary partnership, five years with respect to three subsidiary partnerships and nine years with respect to one subsidiary partnership) and extension fees in the amount of $559,249 were incurred by the Partnership. Five Purchase Money Notes are now extended, with maturity dates ranging from June 2001 to April 2008. The remaining Purchase Money Notes are past maturity and the Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful.. Of such fees incurred, $440,543 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $6,993,000, $376,000 and $1,474,000 were made to the Partnership during each of the years ended March 25, 2000 ("1999 Fiscal Year"), March 25, 1999 ("1998 Fiscal Year") and March 25, 1998 ("1997 Fiscal Year" and collectively with the 1999 Fiscal Year and 1998 Fiscal Year, the "1999, 1998 and 1997 Fiscal Years"), respectively, of which approximately $1,067,000, $227,000 and $883,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $6,000, $13,000 and $144,000 for the 1999, 1998 and 1997 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes. In addition, approximately $2,712,000, $2,112,000 and $1,031,000 was paid by the subsidiary partnerships as interest on purchase money notes during the 1999, 1998 and 1997 Fiscal Years, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:

                                                           Year Ended March 25,
                                                   ------------------------------------
                                                      2000         1999          1998
                                                   ----------   ----------   ----------
Partnership management fees (a)                    $1,120,334   $1,130,749   $1,142,000
Expense reimbursement (b)                             146,687      130,575      162,636
Local administrative fee (c)                           63,730       70,000       83,750
                                                   ----------   ----------   ----------
Total general and administrative-
  General Partners                                  1,330,751    1,331,324    1,388,386
                                                   ----------   ----------   ----------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                                  1,264,410    1,505,659    1,834,532
                                                   ----------   ----------   ----------

Total general and administrative-related parties   $2,595,161   $2,836,983   $3,222,918
                                                   ==========   ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,942,000 and $1,572,000 were accrued and unpaid as of March 25, 2000 and 1999, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $76,268 and $44,685 were accrued and unpaid as of March 25, 2000 and 1999, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

Due to local general partners and affiliates at December 31, 1999 and 1998 consists of the following:

                                                            December 31,
                                                      ----------------------
                                                        1999         1998
                                                      --------    ----------
Operating advances (a) (b)                            $      0    $  186,209
Operating deficit loan (b)                             455,550       455,550
Management and other fees                              176,276       965,014
                                                      --------    ----------

                                                      $631,826    $1,606,773
                                                      ========    ==========

(a) Operating advances include three loans payable to local general partners and affiliates.

(b) These loans are unsecured, noninterest bearing and payable out of available surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax income for the Partnership and its subsidiaries is as follows:

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                              1999            1998            1997
                                                          ------------    ------------    ------------
Financial statement net income (loss)                     $ 22,903,337    $ (1,134,466)   $ 20,650,192
Difference resulting from parent company
  having a different fiscal year for income tax
  and financial reporting purposes                           1,711,100         (49,001)        606,254
Difference resulting primarily from depreciation
  and amortization expense recorded for financial
  reporting purposes and income tax purposes                  (375,373)     (1,973,899)     (1,652,343)
Loss on impairment of assets recorded for
  financial reporting purposes                                       0       2,399,391               0
Difference between gain on sale of assets
  recorded for financial reporting purposes and
  for income tax purposes                                    7,081,882      (4,722,175)     18,645,239
Difference between a forgiveness of indebtedness
  income recorded for financial reporting
  purposes and for income tax purposes                      10,399,748       9,575,279      (3,490,125)
Other, including accruals for financial reporting
  purposes not deductible for tax purposes
  until paid                                                   761,520         727,272       2,208,922
                                                          ------------    ------------    ------------
Income as shown on the income tax return
  for the calendar year ended                             $ 42,482,214    $  4,822,401    $ 36,968,139
                                                          ============    ============    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

NOTE 10 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2000, the Partnership has disposed of twenty-one of its sixty-one original investments. Five additional investments are listed for sale and the Partnership anticipates that a number of the thirty-five remaining investments will be listed for sale by December 31, 2000. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Perry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership.

On May 7, 1997, the properties and the related assets and liabilities of Knollwood I, Ltd., Knollwood II, Ltd., Knollwood III, Ltd., and Knollwood IV, Ltd. (together, the "Knollwoods") were sold to a third party for $20,750,000, which took title subject to the principal balance of the associated Purchase Money Notes in the amount of $6,026,521, resulting in a gain in the amount of approximately $6,159,000. No proceeds were used to settle the accrued interest on the associated Purchase Money Notes which amounted to approximately $5,622,000, resulting in forgiveness of indebtedness income.

On June 30, 1997, the property and related assets and liabilities of Parklane II, Ltd. ("Parklane") were sold to a third party for $3,712,000, which took title subject to the principal balance of a portion of the associated Purchase Money Notes which amounted to $1,252,632, resulting in a gain in the amount of approximately $568,000. The Partnership used $450,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Notes and accrued interest thereon which amounted to $2,821,789, resulting in forgiveness of indebtedness income of approximately $2,634,000.

On August 1, 1997, the Partnership's Local Partnership Interest in Northgate Townhouse Apartments ("Northgate") was sold to a third party for $500,000, resulting in a loss in the amount of approximately $825,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of approximately $6,911,000.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

On August 1, 1997, the Partnership's Local Partnership Interest in Westminster Manor Apartments ("Westminster") was sold to a third party for $500,000, resulting in a loss in the amount of approximately $1,139,000. No proceeds were sold to settle the associated Purchase Money Notes and accrued interest resulted in forgiveness of indebtedness income of approximately $8,270,000.

On August 11, 1997, the Partnership's Local Partnership Interest in Buttonwood Acres at New Bedford ("Buttonwood") was sold back to Buttonwood for $532,750, resulting in a loss in the amount of approximately $343,000. No proceeds were used to settle the associated Purchase Money Notes and accrued interest which resulted in forgiveness of indebtedness income of approximately $4,821,000.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related Purchase Money Note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

On March 16, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. were sold to an unaffiliated third party for $13,500,000, resulting in a gain of approximately $8,437,000.

On April 13, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000, resulting in a gain in the amount of approximately $161,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,514,000, resulting in forgiveness of indebtedness income.

On June 6, 1999, Casa Ramon Apartments entered into a purchase and sale agreement with a third party for a purchase price of $4,500,000. The closing is expected to occur in June 2000. No assurances can be given that the closing will actually occur.

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the general partners for $589,623, resulting in a gain in the amount of approximately $1,675,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $3,323,000, resulting in forgiveness of indebtedness income. The Purchase Money Notes were assumed by the Local Partnership.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the general partners for $220,138, resulting in a gain in the amount of approximately $372,000. The Purchase Money Notes were assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,129,000, resulting in forgiveness of indebtedness income.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo #2 Associates Limited Partnership was sold to the general partners for $562,136, resulting in a gain in the amount of approximately $1,709,000. The Purchase Money Notes were assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $4,728,000, resulting in forgiveness of indebtedness income.

On November 2, 1999, Conifer 317 ("Pinewood") entered into a purchase sale agreement with a third party for a purchase price of $2,075,000. The closing is expected to occur in December 2000. No assurances can be given that the closing will actually occur.

On November 10, 1999, Summer Arms Apts. ("Summer Arms") entered into a letter of intent to sell the property to a third party for the purchase price of $700,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On November 10, 1999, Cabarrus Arms ("Cabarrus") entered into a letter of intent to sell the property to a third party for the purchase price of $1,250,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On December 14, 1999, the property and related assets and liabilities of Oakbrook Villa Apartments were sold to an unaffiliated third party for $8,350,000, resulting in a loss in the amount of approximately $522,000. The Partnership used approximately $2,438,000 of the net proceeds to settle the remaining principal balance of the Purchase Money Note and accrued interest thereon which amounted to $7,205,000, resulting in forgiveness of indebtedness income of approximately $4,366,000.

On December 22, 1999, Cloisters ("Sundown") entered into a letter of intent to sell the property to a third party for the purchase price of $2,700,000. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") was assigned to a third party effective January 1, 2000, resulting in a gain of approximately $2,895,000. Fees due to a affiliate in the amount of approximately $46,000 were forgiven.

On January 6, 2000, the property and related assets and liabilities of Bellfort Apts. ("Bellfort") were sold to an unaffiliated third party for $175,100, resulting in a loss of approximately $4,185,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $11,484,000 and operating deficit loans of approximately $456,000, resulting in forgiveness of indebtedness income.

On March 7, 2000, the property and related assets and liabilities of Conifer 307 ("Fircrest") were sold to an unaffiliated third party for $2,500,000, resulting in a gain of approximately $3,177,000. Approximately $1,397,000 of the proceeds was used to pay off the Purchase Money Note.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000


NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Events of Default and Going Concern

The financial statements for six subsidiary partnerships have been prepared assuming each will continue as a going concern. The circumstances described below raise substantial doubt about each subsidiary partnership's ability to continue as a going concern. The auditors for these six subsidiary partnerships modified their reports on the 1999 Fiscal Year financial statements due to the uncertainty of each subsidiary partnership's ability to continue as a going concern. These financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern. The six subsidiary partnerships are Bellfort Associates, Ltd. ("Bellfort"), Park of Pecan I, Ltd. ("Park of Pecan I"), Park of Pecan II, Ltd. ("Park of Pecan II"), Cranbrook Manor Apartments Limited Partnership ("Cranbrook"), Saraland Apartments, Ltd. ("Saraland") and Valley Arms, Ltd. ("Valley Arms").

RESULTS OF OPERATIONS OF CERTAIN LOCAL PARTNERSHIPS

BELLFORT ASSOCIATES, LTD.
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound Purchase Money Note payable to Finger Companies since 1992. The original maturity date of the Purchase Money Note was the twelfth anniversary of the transaction date or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the Purchase Money Note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1997 and November 1, 1998, Bellfort exercised the option to extend the term. On November 1, 1999, all of the outstanding principal plus deferred interest came due, and since Bellfort's operations did not generate sufficient cash flows to pay principal and interest on the Purchase Money Note, the terms of the Purchase Money Note were being renegotiated at December 31, 1999. Accumulated deferred interest at December 31, 1999 and 1998 was approximately $4,379,000 and $4,058,000, respectively. The Purchase Money
Note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this Purchase Money Note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

The Purchase Money Note wraps around an underlying mortgage note. The underlying mortgage is collateralized by a deed of trust on the rental property. In June 1996, the underlying mortgage note was sold by HUD, which had assumed the underlying mortgage note in December 1991, to MMT.

Prior to August 1996, the underlying mortgage note was in default first with HUD and then with MMT. In order to avoid any acceleration or other exercise of remedies for the defaulted mortgage, MMT allowed the previous owners to bring the underlying mortgage note current with a payment of approximately $294,000. Upon making the underlying mortgage note current, the debt agreement for the underlying mortgage note payable required monthly payments of approximately $47,000 with $37,000 relating to principal and interest payments due on the first of each month and such payments have been made as of December 31, 1999.

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure and Bellfort's Purchase Money Note payable was due on November 1, 1999. Bellfort's forecasted cash flows for 2000 indicate a significant shortfall of amounts needed to repay such

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

Purchase Money Note and the related deferred interest. On January 6, 2000, the property and the related assets and liabilities of Bellfort were sold to the Purchase Money Note holder for $175,100, resulting in a loss in the amount of approximately $4,185,000 and forgiveness of indebtedness income of approximately $11,940,000.

The Partnership's investment in Bellfort has been reduced to zero by prior years' losses. The minority interest balance was $0 at March 25, 2000 and 1999. Bellfort's net loss after minority interest amounted to approximately $585,000, $524,000 and $586,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

PARK OF PECAN I, LTD. AND PARK OF PECAN II LTD.
Park of Pecan I, Ltd. ("Park of Pecan I") and Park of Pecan II, Ltd. ("Park of Pecan II") have experienced operating losses since inception and had net capital deficiencies. The Partnership's investments in Park of Pecan I and II were reduced to zero by prior years' losses. Park of Pecan I and II's minority interest balances were $0 as of March 25, 2000 and 1999. Park of Pecan I's net (income) loss after minority interest amounted to approximately $(3,600,000), $832,000 and $219,000 for the 1999, 1998 and 1997 Fiscal Years,
respectively. Park of Pecan II's net (income) loss after minority interest amounted to approximately $(3,133,000), $548,000 and $224,000 for the 1999,
1998 and 1997 Fiscal Years, respectively.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

CRANBROOK MANOR APARTMENTS LIMITED PARTNERSHIP
During the year ended December 31, 1999, Cranbrook Manor Apartments Limited Partnership ("Cranbrook") incurred a net loss of approximately $154,000 and total liabilities exceeded total assets by approximately $2,403,000. In addition, Cranbrook receives housing assistance payments and a mortgage interest subsidy from HUD under provisions of Section 8 and Section 236, respectively, of the National Housing Act. Cranbrook entered into housing assistance agreements (the "Section 8 agreements") with the FHA. Cranbrook's Section 8 agreements have been renewed until March 31, 2000. Cranbrook's cash flows may be insufficient to meet its current obligations in the ordinary course of business. Should cash flows be insufficient, management plans to pursue a workout agreement with the mortgage holders. There are no assurances that the Section 8 agreement will be renewed under comparable economic terms upon the expiration of the agreements. As of December 31, 1999, it is not possible to estimate the effect of the potential loss of this subsidy. However, the termination of reduction of the benefits under this program by the government could have an adverse effect on the operations of Cranbrook. These factors, among others, indicate that there is substantial doubt about Cranbrook's ability to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should Cranbrook be unable to continue as a going concern. Cranbrook's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to ultimately attain successful operations.

On January 1, 2000, the Partnership's Local Partnership Interest in Cranbrook was sold to an unaffiliated third party for $99,990 resulting in a loss in the amount of approximately $2,995,000 and forgiveness of indebtedness income of approximately $46,000. The Partnership's investment in Cranbrook was reduced to zero by prior years' losses. The minority interest balances were $0 at both March 25, 2000 and 1999, respectively. Cranbrook's net loss after minority interest amounted to approximately $154,000, $991,000 and $246,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

SARALAND APARTMENTS, LTD.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (the "EPA") "Superfund Cleanup List." The EPA has named the project, Redwing Carriers, Inc. and others as potentially responsible parties. The EPA has estimated cleanup costs could total $12,000,000 or more. To date, Redwing Carriers, Inc. has incurred approximately $1.9 million in cleanup costs. Redwing Carriers, Inc. seeks to recover all or a pro rata share of its response costs from Saraland and others.

Based upon EPA's Record of Decision for the Saraland site, the remedy selected had, at the time of issuance of the Record of Decision on December 15, 1992, a present worth cost of $7,002,562. Redwing Carriers, Inc. subsequently refused to perform the remedy and the EPA had undertaken to do so itself. The EPA relocated the tenants from the apartment complex and closed the apartment complex. Since September, 1993, the EPA has not notified the Partnership about whether it intends to take further legal action.

On May 13, 1997, a number of former residents at the Saraland Apartment Complex served a purported class action complaint upon Hutton Advantaged Properties, Ltd. and H/R Special Limited Partnership, as well as Redwing Carriers, Inc., Saraland, Saraland's general partners and others alleging that all defendants are liable to the class members for adverse health consequences and other expenses attendant to hazardous substance exposure caused by the con-

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

duct of all defendants at the Saraland site. On June 5, 1998, this action against the Partnership was dismissed with prejudice, and accordingly, this matter is now concluded.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2000 and 1999, respectively, and the minority interest balance was $22,000 at each date. Saraland's net loss (income) after minority interest amounted to approximately $20,000, $24,000 and ($7,900) for the 1999, 1998 and 1997 Fiscal Years, respectively.

VALLEY ARMS, LTD.
During the year ended December 31, 1999, Valley Arms, Ltd. ("Valley Arms") incurred net income of approximately $76,000 and as of that date, Valley Arms' total liabilities exceeded its total assets by approximately $21,000. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In addition, the auditors disclaimed an opinion on the 1999 fiscal year financial statements due to the refusal of management to provide written representations. The Partnership filed a petition for bankruptcy under Chapter 11 of the bankruptcy code on January 13, 1998, and sold its revenue producing assets on April 13, 1999. The results of these events will likely result in the extinguishment of Valley Arms' liabilities and disbursement of the remaining cash to the partners. These factors, among others, raise substantial doubt about Valley Arms' ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Valley Arms is unable to continue as a going concern. On April 13, 1999, the property and the related assets and liabilities of Valley Arms were sold to a third party for $1,600,000, resulting in a gain in the amount of approximately $161,000 and forgiveness of indebtedness income of approximately $2,514,000. The Partnership's investment in Valley Arms was reduced to zero at March 25, 2000 and 1999, and the minority interest balance was $0 at each date. Valley Arms' net income (loss) after minority interest amounted to approximately $76,000, ($506,000) and ($79,000) for the 1999, 1998 and 1997 Fiscal Years,
respectively.

b)  Subsidiary Partnership - Other

DICKENS FERRY APARTMENTS, LTD.
Dickens Ferry Apartments, Ltd. ("Dickens Ferry") relies on continuance of the
Section 8 rent subsidy contract which represents 50% of gross income. The current contracts expire on July 31, 2000 and renewal is uncertain. Management of Dickens Ferry intends to actively pursue renewal of the rental subsidy contract with HUD. The Partnership's investment in Dickens Ferry was approximately $567,000 at both March 25, 2000 and 1999, respectively, and the minority interest balance was $0 at each date. Dickens Ferry's net (income) loss after minority interest amounted to approximately $(1,000), $24,000 and $5,000 for the 1999, 1998 and 1997 Fiscal Years, respectively.

MCCONNELL V. HUTTON ADVANTAGED PROPERTIES L.P.
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in the West Scenic Apartments, Ltd., Oakwood Manor, Ltd. and Robindale East Apartments, Ltd. local limited partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the Partnership's acquisition of limited partnership interests in those three local partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Part-

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

nership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes issued by the Partnership had matured and were in default.

The amended complaint sought the following relief on its fraud claim: (1) rescission of the Purchase Money Notes, acquisition documents and related transaction documents for the Partnership's acquisition of limited partnership interests in the West Scenic, Oakwood Manor, and Robindale East transactions (which all occurred in December 1984); (2) a declaration that all prior payments received by plaintiffs in connection with those transactions be declared rent for the Partnership's and another person's alleged use of the acquired interests since December 1984; (3) in the alternative to the rescission remedy, that the non-recourse Purchase Money Notes issued by the Partnership be reformed to be recourse Purchase Money Notes against the Partnership, its general partners and others, so that plaintiffs could recover all costs of foreclosure and attorneys' fees incurred in the McConnell Action; and (4) regardless of such reformation, an award of attorneys' fees incurred by plaintiffs in the McConnell Action against the Partnership, the defendants affiliated with it and others. On their claim on the Purchase Money Notes, plaintiffs sought: (1) judgment against the Partnership for the unpaid principal and interest owed on Purchase Money Notes issued by the Partnership in connection with its acquisition of limited partnership interest in the West Scenic, Oakwood Manor, and Robindale East transactions; (2) an award of attorneys' fees and costs; and (3) a declaration that plaintiffs have a "good, valid, first superior and enforceable lien" on the limited partnership interests and other collateral pledged in support of those Purchase Money Notes and that plaintiffs are authorized to dispose of such collateral in a commercially reasonable manner and to apply the net proceeds from such disposition against any judgment awarded in favor of plaintiffs.

On or about January 26, 2000, the Partnership and the defendants affiliated with it moved to dismiss the amended complaint on the ground that the Court lacked personal jurisdiction over them. While that motion was being briefed, plaintiffs announced their intention to amend their complaint again and the parties commenced settlement discussions.

The parties have reached an agreement in principle to settle this action, which settlement contemplates the sale of partnership interest or real estate owned by the West Scenic, Oakwood Manor, and Robindale East limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. The parties are currently in the process of trying to document and implement this proposed settlement. There can be no assurance that the parties will successfully conclude this settlement. If the parties fail to conclude this settlement, the Partnership and the defendants affiliated with it intend to defend the McConnell Action vigorously.

SOUTHWEST APARTMENTS LTD. (THE GOSSERS)
In or around November 1999, the Partnership received correspondence from an attorney representing Dr. and Mrs. Bob Gosser, (the "Gossers") who are allegedly the holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with its acquisition of limited partnership interests in Southwest Apartments, Ltd. local limited partnership in December 1984. Those Purchase Money Notes issued by the Partnership have, on their face, matured and have not been paid in full. The attorney for the Gossers threatened to assert against the Partnership claims relating to those Purchase Money Notes. No such action has yet been commenced.

The Partnership has reached a settlement in principle with the Gossers to settle the dispute between parties. The proposed settlement contemplates the sale of the real property owned by

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

Southwest Apartments, Ltd. and an allocation of the proceeds from the sale between the Gossers, the Partnership and others. The proposed settlement is in the process of being documented and implemented. There can be no assurance that the parties will successfully conclude this settlement.

UNIVERSITY GARDEN APARTMENTS, LTD. AND SOUTHSIDE VILLAGE APARTMENTS, LTD.
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust, ("Skyline"), the Partnership was informed of Skyline's intent to file an Involuntary Substitution Affidavit pursuant to Section 7.1 of the relevant Security Agreements. Pursuant to a standstill agreement between the parties, the parties are negotiating for a sale of the limited partnership interests owned by the Partnership to Skyline. Due to the ongoing nature of the negotiations, there can be no assurance that the parties will successfully conclude in a settlement.

MARCRUM
In or about May, 2000, the Partnership learned that the alleged owners of the beneficial interests in Purchase Money Notes issued by the Partnership in 1984 in connection with its acquisition of limited partnership interests in four local limited partnerships, Bonnie Doone Apartments, Ltd., Dickens Ferry Apartments, Ltd., Decatur Apartments, Ltd., and Florence Apartments, Ltd., had in February 2000 purported to foreclose on the Partnership's interests in those partnerships by the filing of involuntary substitution affidavits in the Office of the Judge of Probate of Lauderdale County, Alabama as the result of the Partnership's alleged default under such Purchase Money Notes. The Partnership has reached an agreement in principle with the noteholders pursuant to which the noteholders will file the papers necessary to revoke the purported foreclosure whereupon the Partnership will convey the limited partnership interests in the four local partnerships to them for nominal consideration. The proposed agreement is in the process of being documented and implemented. There can be no assurance that the parties will successfully close this transaction.

LANCASTER MANOR ASSOCIATES
The Partners of Lancaster Manor Associates, Ltd. approved a plan of liquidation on March 16, 1999, and the partnership commenced liquidation shortly thereafter. As a result, the partnership has changed its basis of accounting for periods subsequent to March 16, 1999 from the going-concern basis to a liquidation basis.

c)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 13% of gross rental revenues. Such management fees amounted to $1,957,698, $2,171,954, and $2,509,259 for the 1999,
1998 and 1997 Fiscal Years, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2000, uninsured cash and cash equivalents approximated $4,700,000.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

e)  Housing Assistance Payments Contracts

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals in instances where the existing Section 8 Contracts exceed current market rents. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impact on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superceding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2000

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 20% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Event

CAROLINE FOREST APARTMENTS
On March 31, 2000, the Partnership's Limited Partnership Interest in Caroline Forest Apts. was sold to the Purchase Money Note Holder for $90,000, resulting in a loss in the amount of approximately $337,000 and forgiveness of indebtedness income of approximately $1,734,000.

CONIFER 208
On May 3, 2000, Conifer 208 entered into a purchase and sale agreement with a third party for a purchase price of $1,750,000. The closing is expected to occur in August 2000. No assurances can be given that the closing will actually occur.

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

On November 25, 1997, an affiliate of the Related General Partner purchased 100% of the stock of the Assisted General Partner (the "Transfer"), then an affiliate of Lehman Brothers, Inc. The Assisted General Partner is also a partner of Cambridge/Related and, therefore, as a result of the Transfer, such affiliate also acquired the Assisted General Partner's general partner interest in Cambridge/Related and C/R Special Partnership, the special limited partner of the Partnership. In connection with the Transfer, the Partnership paid to the Assisted General Partner the accrued asset management fees owed to it in the aggregate amount of $1,334,116. See Note 8 - Related Party Transactions to the Financial Statements included in Item 8. above.

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

NAME                                POSITION

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Vice President

Denis Kiley                         Vice President

Marc D. Schnitzer                   Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 60, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 45, has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

STUART J. BOESKY, 44, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

DENISE L. KILEY, 40, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Related in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 39, joined Related in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 43, rejoined Related in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 37, joined Related in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 34, joined Related in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

NAME                                POSITION

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Mark E. Carbone                     Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary


MICHAEL BRENNER, 54, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Cooper & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

Biographical information with respect to Messrs, Hirmes, Boesky, Carbone, Ms. Kiley, Hopps and Ms. Wicelinski is set forth above.

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

At March 25, 2000, security ownership by the General Partners and their affiliates is as listed:

                                                                   Percentage of
                                                                    Outstanding
                               Name of                            General Partner
Title of Class        Beneficial Ownership             Amount         Interest
--------------        --------------------           ---------   ----------------
General Partnership   Assisted Housing
Interest in the       Associates Inc.                     $10          13.2%
Partnership
                      Related Beta Corporation              6          19.8%
General Partnership
Interest in the       Cambridge/Related Associates
Partnership           Limited Partnership                   4          67.0%
                                                                     ------
                                                                      100.0%

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                    Sequential
                                                                                       Page
                                                                                    ----------
(a) 1.    Financial Statements

          Independent Auditors' Report                                                  28

          Consolidated Balance Sheets at March 25, 2000 and 1999                       176

          Consolidated Statements of Operations for the Years Ended March 25,
          2000, 1999 and 1998                                                          177

          Consolidated Statements of Changes in Partners' Deficit for the Years
          Ended March 25, 2000, 1999 and 1998                                          178

          Consolidated Statements of Cash Flows for the Years Ended March 25,
          2000, 1999 and 1998                                                          179

          Notes to Consolidated Financial Statements                                   182

(a) 2.    FINANCIAL STATEMENT SCHEDULES

          Independent Auditors' Report                                                 211

          Schedule I - Condensed Financial Information of Registrant                   212

          Schedule III - Real Estate and Accumulated Depreciation                      215

          The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.    EXHIBITS

(3) Amended and Restated Agreement and Certificate of Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)     Form of Escrow Agreement**

(21)      Subsidiaries of the Registrant                                               208

(27)      Financial Data Schedule (filed herewith)                                     217

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)       SUBSIDIARIES OF THE REGISTRANT (Exhibit 21)

                                                                       Jurisdiction
                                                                       of Formation
                                                                       ------------
         Cedar Bay, LTD                                                    AL
         Northwoods III Apts. LTD                                          AL
         Hackley Village Associates                                        MI
         Huntley Associates #1                                             MI
         Huntley Associates #2                                             MI
         Seymour O'Brien Manor Apts.                                       MI
         Washington Highland Apts.                                         MI
         Vincennes Niblack Apts.                                           MI
         Casa Ramon Apartments                                             NY
         Nu-Elm Apartments                                                 MO
         Pebble Creek LDHA                                                 MI
         Solemar at South Dartmouth L.P.                                   MA
         Decatur Apartments, LTD                                           TX
         Florence Apartments, LTD                                          TX
         Saraland Apartments, LTD                                          TX
         University Garden Apts. LTD                                       TX
         Southside Village Apts., LTD                                      TX
         Dickens Ferry Apartments, LTD                                     TX
         Bonnie Doone Apartments, LTD                                      TX
         Conifer 208                                                       WA
         Cloisters Associates, LTD                                         GA
         Cabarrus Arms Associates, LTD                                     GA
         Summer Arms Apts. LTD                                             GA
         Lexington Village Company                                         GA
         Ware Manor Associates                                             GA
         Nottingham Woods Apts., LTD                                       GA
         Hathaway Court Associates                                         KY
         Tall Pines Associates                                             GA
         Shelton Beach Apts., LTD                                          AL
         Northpointe II, LTD                                               AL
         Caroline Forest Apts.                                             VA
         Greenwood Manor, LTD                                              AR
         Malvern Manor                                                     AR
         Hereford Manor, LTD                                               AR
         Henslee Heights, LTD                                              AR
         Oakwood Manor, LTD                                                AR
         West Scenic Apartments, LTD                                       AR
         Robindale East Apartments, LTD                                    AR
         Southwest Apartments, LTD                                         AR
         Valley Arms, LTD                                                  AR

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


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                    By: RELATED BETA CORPORATION
                                        a General Partner

Date:  June 22, 2000

                                        By: /s/ Alan P. Hirmes
                                           -------------------
                                            Alan P. Hirmes
                                            President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date:  June 22, 2000

                                        By: /s/ Alan P. Hirmes
                                           -------------------
                                            Alan P. Hirmes
                                            President


                                    By: CAMBRIDGE AND RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date:  June 22, 2000

                                             By: /s/ Alan P. Hirmes
                                                -------------------
                                                 Alan P. Hirmes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                                 Title                                                Date
-------------------          -------------------------------------------------                -------------
/s/ Alan P. Hirmes           President (principal executive and financial                     June 22, 2000
------------------           officer) of Related Beta Corporation
Alan P. Hirmes               and Assisted Housing Associates, Inc.



/s/ Glenn F. Hopps           Treasurer (principal accounting
------------------           officer) of Related Beta Corporation                             June 22, 2000
Glenn F. Hopps               and Assisted Housing Associates, Inc.




/s/ Stephen M. Ross          Director of Related Beta Corporation                             June 22, 2000
-------------------
Stephen M. Ross

                      INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 22, 2000 on pages 28 and 29, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 1999, 1998 and 1997 Fiscal Years and Schedule III at March 25, 2000. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainty of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of six subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainty of these subsidiary partnerships' abilities to continue in existence. The auditors for one of these subsidiary partnerships disclaimed an opinion on the 1999 Fiscal Year financial statements due to the refusal of management to provide written representations. These six subsidiary partnerships' net (income) losses aggregated ($6,049,701), $3,424,315 and $1,346,174 for the 1999, 1998 and 1997
Fiscal Years, respectively, and their assets aggregated $7,241,548 and $12,837,164 at March 25, 2000 and 1999, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. Five Purchase Money Notes are now extended, with maturity dates ranging from June 2001 to April 2008. The remaining Purchase Money Notes are past maturity and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 22, 2000

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)



               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                               March 25,
                                                                   ------------------------------
                                                                         2000             1999
                                                                   -------------    -------------
Cash and cash equivalents                                          $   3,866,045    $     327,667
Investment in and advances to subsidiary partnerships                 24,956,282       25,402,952
Other assets                                                             118,868          133,234
                                                                   -------------    -------------

Total assets                                                        $ 28,941,195    $  25,863,853
                                                                      ==========     ============


                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                                       $  34,440,034    $  35,813,190
Due to general partner and affiliates                                  2,156,197        1,778,382
Due to selling partners                                               67,519,432       63,581,967
Other liabilities                                                         74,301          272,603
                                                                   -------------    -------------

Total liabilities                                                    104,189,964      101,446,142

Partners' deficit                                                    (75,248,769)     (75,582,289)
                                                                    -------------    ------------

Total liabilities and partners' deficit                            $  28,941,195    $  25,863,853
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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT




               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  Year Ended March 25,
                                                     --------------------------------------------
                                                            2000          1999             1998
                                                     ------------   ------------     ------------
Revenues

Other income                                         $    130,078   $     15,131     $     68,702
                                                      -----------    -----------      -----------

Total revenues                                            130,078         15,131           68,702
                                                      -----------    -----------      -----------

Expenses

Administrative and management                             465,656        510,804          455,123
Administrative and management-related parties           1,267,021      1,261,324        1,304,636
Financial, principally interest                         6,632,833      4,933,026        5,768,447
                                                       ----------     ----------       ----------

Total expenses                                          8,365,510      6,705,154        7,528,206
                                                       ----------     ----------       ----------

Loss from operations                                   (8,235,432)    (6,690,023)      (7,459,504)
Gain (loss) on sale of investments in subsidiary
  partnerships                                          4,628,105      7,524,849       (2,311,139)
Forgiveness of indebtedness income                      2,513,753              0       28,257,707
Distribution income of subsidiary partnerships
  in excess of investments                              1,602,789        111,901           81,676
Equity in income (loss) of subsidiary
  partnerships (*)                                      1,824,442       (622,434)       5,898,451
                                                      -----------    -----------      -----------

Net income                                           $  2,333,657   $    324,293      $24,467,191
                                                      ===========    ===========       ==========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $23,339,586, $3,586,522 and $0 for the years ended March 25, 2000, 1999 and 1998.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                                  Year Ended March 25,
                                                     --------------------------------------------
                                                            2000          1999            1998
                                                     ------------    -----------     ------------
Cash flows from operating activities:
Net income                                           $  2,333,657    $   324,293     $ 24,467,191
                                                      -----------     ----------       ----------

Adjustments to reconcile net income
 to net cash used in operating activities:
(Gain) loss on sale of investments in subsidiary
  partnerships                                         (4,628,105)    (7,524,849)       2,311,139
Forgiveness of indebtedness income                     (2,513,753)             0      (28,257,707)
Equity in (income) loss of subsidiary
  partnerships                                         (1,824,442)       622,434       (5,898,451)
Decrease (increase) in other assets                        11,565        (12,823)          16,641

Increase (decrease) in liabilities:
Due to general partners and affiliates                    377,815        905,084       (1,097,203)
Due to selling partners                                 6,632,833      4,933,026        5,768,447
Payments to selling partners                           (1,067,005)      (239,872)      (1,031,022)
Other liabilities                                        (198,302)       261,213          (17,608)
                                                       ----------     ----------      -----------

Total adjustments                                      (3,209,394)    (1,055,787)     (28,205,764)
                                                       -----------    ----------      -----------

Net cash used in operating activities                    (875,737)      (731,494)      (3,738,573)
                                                       -----------    ----------      -----------

Cash flows from investing activities:
Proceeds from sale of investments in
  subsidiary partnerships                               1,509,325        600,000          527,181
Distributions from subsidiaries                         5,389,892        264,211       12,405,352
                                                        ---------     ----------       ----------

Net cash provided by investing activities               6,899,217        864,211       12,932,533
                                                        ---------     ----------       ----------

Cash flows from financing activities:
Principal payments of purchase money
  notes payable                                          (484,965)             0       (7,577,873)
Increase in purchase money notes payable                        0        160,197          131,767
Distributions to partners                              (2,000,137)             0       (2,017,287)
                                                       ----------     ----------       ----------
Net cash (used in) provided by financing activities    (2,485,102)       160,197       (9,463,393)
                                                       -----------    ----------       ----------

Net increase (decrease) in cash and cash
  equivalents                                           3,538,378        292,914         (269,433)

Cash and cash equivalents, beginning of year              327,667         34,753          304,186
                                                       ----------     ----------      -----------

Cash and cash equivalents, end of year                $ 3,866,045    $   327,667     $     34,753
                                                       ==========     ==========      ===========

                             CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                                      SCHEDULE III
                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        Partnership Property Pledged as Collateral
                                                     MARCH 25, 2000
                                                                                                       Cost (a)
                                                                      Initial Cost to Partnership     Capitalized
                                                                      ---------------------------    Subsequent to
                                                                                    Buildings and     Acquisition:
Subsidiary Partnership's Residential Property        Encumbrances          Land     Improvements      Improvements
---------------------------------------------        ------------     ---------     -------------     -------------
(10)  Pebble Creek                                      $3,945,640    $   266,942      $  4,968,283   $  1,318,984
(1)   Knollwood I (e)                                            0        311,807         5,924,337     (6,236,144)
(1)   Knollwood II (e)                                           0        310,663         5,902,600     (6,213,263)
(1)   Knollwood III (e)                                          0        310,257         5,899,971     (6,210,228)
(1)   Knollwood IV (e)                                           0        210,423         3,998,047     (4,208,470)
(1)   Parklane II (e)                                            0        228,684         4,344,999     (4,573,683)
(6)   Northwoods III                                     2,978,662        183,789         3,492,002         32,432
(1)   Northpointe I (Shelton Beach)                      2,240,369        156,968         2,982,380        152,664
(1)   Cedarbay                                           2,800,183        184,523         3,505,947          7,963
(1)   Northpointe II                                     1,787,239        118,651         2,254,361         44,589
(9)   Rockdale West (i)                                          0        610,192         8,240,035     (8,850,227)
(9)   Buttonwood Acres (f)                                       0        382,930         4,392,292     (4,775,222)
(9)   Solemar I                                          5,974,921        567,644         7,359,738        839,120
(2)   West Scenic                                        2,471,685        201,556         3,893,464        311,503
(2)   Greenwood Manor                                    1,220,592         84,416         1,603,982         30,734
(2)   Henslee Heights                                    1,505,410        107,068         2,035,034         64,165
(2)   Hereford Manor                                       917,252         70,391         1,319,817         10,683
(2)   Oakwood Manor                                      4,121,658        295,312         5,627,044        564,992
(2)   Robindale East                                     1,647,231        121,808         2,314,340        175,877
(12)  Valley Arms (j)                                            0        257,254         2,648,264     (2,905,518)
(2)   Malvern Manor                                      1,029,992         73,494         1,396,388          6,480
(2)   Southwest                                            908,505         68,995         1,310,896         16,691
(3)   Lancaster Manor Associates (h)                             0        392,991         7,476,427     (7,869,418)
(16)  Caroline Apartments                                1,261,861        122,239         1,804,976        632,206
(1)   Florence Apartments                                1,922,907        135,644         2,533,694        244,896
(1)   Saraland Apartments (g)                            1,110,475         79,104         1,487,507     (1,566,611)
(1)   Bonnie Doone                                       1,231,411         89,034         1,649,278         22,016
(13)  Pinewood Village (Conifer 317)                       885,753        110,658         1,229,121        339,835
(17)  Conifer Village (Conifer 208)                      1,053,294         83,189         1,569,170        229,542
(13)  Fircrest Manor (Conifer 307)                         584,915        133,179         1,479,049        176,568
(4)   Westminster Manor (f)                                      0        457,575         8,662,800     (9,120,375)
(4)   Northgate Townhouse (f)                                    0        336,820         6,280,710     (6,617,530)
(15)  Pecan Park I (i)                                           0        193,864         3,682,091     (3,875,955)
(15)  Pecan Park II (i)                                          0        187,760         3,481,597     (3,669,357)
(15)  Bicentennial Square (d)                                    0      1,147,629         6,576,179     (7,723,808)
(15)  Bellfort Arms (j)                                  7,105,526      1,130,077         6,996,265        101,338
(8)   Hathaway Court                                     2,950,674        217,960         4,157,713        208,158
(5)   Lexington Village                                  1,829,092        133,830         2,580,297        222,880
(5)   Ware Manor                                         1,451,883        108,955         2,079,603        219,277
(14)  Summer Arms                                        1,676,178        123,135         2,381,092         76,784
(12)  Cabarrus Arms                                      1,236,964        102,987         1,850,151        237,469
(1)   Sundown Apts. (Cloister)                           3,823,035        357,930         5,134,467        465,598
(5)   Tall Pines                                         1,838,468        166,974         2,657,152        575,360
(1)   Nottingham Woods                                   2,449,301        185,145         3,556,877        231,815



                                                       Gross Amount at which Carried At Close of Period
                                                   ----------------------------------------------------
                                                                   Buildings and                       Accumulated
Subsidiary Partnership's Residential Property            Land       Improvements           Total      Depreciation
---------------------------------------------      -----------     -------------       -----------   -------------
(10)  Pebble Creek                                 $   266,942       $ 6,287,267       $ 6,554,209   $  2,598,981
(1)   Knollwood I (e)                                        0                 0                 0              0
(1)   Knollwood II (e)                                       0                 0                 0              0
(1)   Knollwood III (e)                                      0                 0                 0              0
(1)   Knollwood IV (e)                                       0                 0                 0              0
(1)   Parklane II (e)                                        0                 0                 0              0
(6)   Northwoods III                                   183,789         3,524,434         3,708,223      1,781,065
(1)   Northpointe I (Shelton Beach)                    156,968         3,135,044         3,292,012      1,578,133
(1)   Cedarbay                                         184,523         3,513,910         3,698,433      1,794,133
(1)   Northpointe II                                   118,651         2,298,950         2,417,601      1,159,809
(9)   Rockdale West (i)                                      0                 0                 0              0
(9)   Buttonwood Acres (f)                                   0                 0                 0              0
(9)   Solemar I                                        567,644         8,198,858         8,766,502      3,330,510
(2)   West Scenic                                      201,556         4,204,967         4,406,523      2,205,994
(2)   Greenwood Manor                                   84,416         1,634,716         1,719,132        834,964
(2)   Henslee Heights                                  107,068         2,099,199         2,206,267        908,710
(2)   Hereford Manor                                    70,391         1,330,500         1,400,891        611,271
(2)   Oakwood Manor                                    295,312         6,192,036         6,487,348      3,255,482
(2)   Robindale East                                   121,808         2,490,217         2,612,025      1,279,547
(12)  Valley Arms (j)                                        0                 0                 0              0
(2)   Malvern Manor                                     73,494         1,402,868         1,476,362        625,438
(2)   Southwest                                         68,995         1,327,587         1,396,582        684,750
(3)   Lancaster Manor Associates (h)                         0                 0                 0              0
(16)  Caroline Apartments                              122,239         2,437,182         2,559,421      1,553,489
(1)   Florence Apartments                              135,644         2,778,590         2,914,234      1,399,502
(1)   Saraland Apartments (g)                                0                 0                 0              0
(1)   Bonnie Doone                                      89,034         1,671,294         1,760,328        871,254
(13)  Pinewood Village (Conifer 317)                   128,622         1,550,992         1,679,614        754,653
(17)  Conifer Village (Conifer 208)                     81,264         1,800,637         1,881,901        954,699
(13)  Fircrest Manor (Conifer 307)                     133,179         1,655,617         1,788,796        784,766
(4)   Westminster Manor (f)                                  0                 0                 0              0
(4)   Northgate Townhouse (f)                                0                 0                 0              0
(15)  Pecan Park I (i)                                       0                 0                 0              0
(15)  Pecan Park II (i)                                      0                 0                 0              0
(15)  Bicentennial Square (d)                                0                 0                 0              0
(15)  Bellfort Arms (j)                              1,130,077         7,097,603         8,227,680      3,608,209
(8)   Hathaway Court                                   217,960         4,365,871         4,583,831      3,244,049
(5)   Lexington Village                                133,830         2,803,177         2,937,007      1,978,052
(5)   Ware Manor                                       108,955         2,298,880         2,407,835      1,645,673
(14)  Summer Arms                                      123,135         2,457,876         2,581,011      1,810,485
(12)  Cabarrus Arms                                    102,987         2,087,620         2,190,607      1,480,203
(1)   Sundown Apts. (Cloister)                         357,930         5,600,065         5,957,995      4,035,468
(5)   Tall Pines                                       166,974         3,232,512         3,399,486      2,171,501
(1)   Nottingham Woods                                 184,312         3,789,525         3,973,837      2,712,079



                                                                         Life on which
                                                                         Depreciation in
                                                                         Latest Income
                                                  Date of      Date      Statement is
Subsidiary Partnership's Residential Property  Construction  Acquired    Computed(b)(c)
---------------------------------------------  ------------  ---------   ---------------
(10)  Pebble Creek                                 (c)       Nov. 1984      5 - 27.5
(1)   Knollwood I (e)                              (c)       Sept. 1984     30
(1)   Knollwood II (e)                             (c)       Sept. 1984     30
(1)   Knollwood III (e)                            (c)       Sept. 1984     30
(1)   Knollwood IV (e)                             (c)       Sept. 1984     30
(1)   Parklane II (e)                              (c)       Sept. 1984     30
(6)   Northwoods III                               (c)       Oct. 1984      15 - 30
(1)   Northpointe I (Shelton Beach)                (c)       Nov. 1984      15 - 30
(1)   Cedarbay                                     (c)       Sept. 1984     15 - 30
(1)   Northpointe II                               (c)       Nov. 1984      15 - 30
(9)   Rockdale West (i)                            (c)       Oct. 1984      15-27
(9)   Buttonwood Acres (f)                         (c)       Oct. 1984      20
(9)   Solemar I                                    (c)       Oct. 1984      15-27
(2)   West Scenic                                  (c)       Dec. 1984      10 - 30
(2)   Greenwood Manor                              (c)       Dec. 1984      30
(2)   Henslee Heights                              (c)       Dec. 1984      35
(2)   Hereford Manor                               (c)       Dec. 1984      35
(2)   Oakwood Manor                                (c)       Dec. 1984      5 - 30
(2)   Robindale East                               (c)       Dec. 1984      10 - 30
(12)  Valley Arms (j)                              (c)       Dec. 1984      35
(2)   Malvern Manor                                (c)       Dec. 1984      35
(2)   Southwest                                    (c)       Dec. 1984      30
(3)   Lancaster Manor Associates (h)               (c)       Dec. 1984      30
(16)  Caroline Apartments                          (c)       Nov. 1984      28
(1)   Florence Apartments                          (c)       Oct. 1984      15 - 30
(1)   Saraland Apartments (g)                      (c)       Oct. 1984      5 - 30
(1)   Bonnie Doone                                 (c)       Nov. 1984      27.5 - 30
(13)  Pinewood Village (Conifer 317)               (c)       Nov. 1984      15 - 30
(17)  Conifer Village (Conifer 208)                (c)       Nov. 1984      19 - 30
(13)  Fircrest Manor (Conifer 307)                 (c)       Nov. 1984      20 - 30
(4)   Westminster Manor (f)                        (c)       Oct. 1984      30
(4)   Northgate Townhouse (f)                      (c)       Oct. 1984      30
(15)  Pecan Park I (i)                             (c)       Dec. 1984      30
(15)  Pecan Park II (i)                            (c)       Dec. 1984      18 - 30
(15)  Bicentennial Square (d)                      (c)       Dec. 1984      30 - 40
(15)  Bellfort Arms (j)                            (c)       Nov. 1984      30
(8)   Hathaway Court                               (c)       Nov. 1984      20
(5)   Lexington Village                            (c)       Nov. 1984      15 - 27.5
(5)   Ware Manor                                   (c)       Nov. 1984      15 - 27.5
(14)  Summer Arms                                  (c)       Nov. 1984      20
(12)  Cabarrus Arms                                (c)       Nov. 1984      7 - 20
(1)   Sundown Apts. (Cloister)                     (c)       Nov. 1984      10 - 20
(5)   Tall Pines                                   (c)       Nov. 1984      20 - 27.5
(1)   Nottingham Woods                             (c)       Nov. 1984      10 - 20



                             CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                                      SCHEDULE III
                                         REAL ESTATE AND ACCUMULATED DEPRECIATION
                                        Partnership Property Pledged as Collateral
                                                     MARCH 25, 2000
                                                       (continued)
                                                                                                       Cost (a)
                                                                      Initial Cost to Partnership     Capitalized
                                                                      ---------------------------    Subsequent to
                                                                                    Buildings and     Acquisition:
Subsidiary Partnership's Residential Property        Encumbrances          Land     Improvements      Improvements
---------------------------------------------        ------------     ---------     -------------     -------------
(7)   Seymour O'Brien Manor                              1,068,058         77,893         1,483,726        329,620
(7)   Washington Highlands                               1,092,968         79,571         1,508,983        461,909
(7)   Vincennes Niblack ("Autumn Ridge Apartments)       2,453,457        184,718         3,502,697        992,613
(11)  Nu Elm                                             1,367,799        100,552         1,913,293        412,812
(3)   Casa Ramon                                         1,714,982        121,197         2,318,916        287,426
(10)  Hackley Village                                      996,009         80,562         1,530,639         18,669
(10)  Huntley Associates I                               1,649,384        125,087         2,376,634        396,684
(10)  Huntley Associates II                              1,243,206         98,140         1,864,671        313,229
(1)   Decatur                                            1,890,295        135,554         2,531,304        100,798
(1)   Dickens Ferry                                      1,504,174        108,914         2,058,001        239,871
(15)  University Gardens                                 1,684,751        127,004         2,288,254         53,303
(15)  Southside Villages                                 1,890,255        135,624         2,508,705         18,325
(10)  Carlton Terrace (k)                                        0        755,304         8,627,605     (9,382,909)
(10)  Apollo Villa (k)                                           0        229,304         2,903,658     (3,132,962)
(10)  Apollo Villa II (k)                                        0        577,304         7,260,975     (7,838,279)
(10)  Cranbrook Manor (k)                                3,222,123        261,948         3,510,485       (108,113)
(10)  Oakbrook Villa (j)                                   401,705        411,597         9,143,169     (9,554,766)
                                                        ----------     ----------       -----------   ------------
                                                       $88,140,242    $14,730,719      $222,052,152  $(103,246,960)
                                                        ==========     ==========       ===========   ============

                                                       Gross Amount at which Carried At Close of Period
                                                   ----------------------------------------------------
                                                                   Buildings and                       Accumulated
Subsidiary Partnership's Residential Property            Land       Improvements           Total      Depreciation
---------------------------------------------      -----------     -------------       -----------   -------------
(7)   Seymour O'Brien Manor                            77,893         1,813,346         1,891,239        810,221
(7)   Washington Highlands                             79,571         1,970,892         2,050,463        792,433
(7)   Vincennes Niblack ("Autumn Ridge Apartments)    184,718         4,495,310         4,680,028      1,798,926
(11)  Nu Elm                                          100,552         2,326,105         2,426,657      1,049,249
(3)   Casa Ramon                                      121,197         2,606,342         2,727,539      1,276,500
(10)  Hackley Village                                  80,562         1,549,308         1,629,870        689,464
(10)  Huntley Associates I                            125,087         2,773,318         2,898,405      1,200,667
(10)  Huntley Associates II                            98,140         2,177,900         2,276,040        940,097
(1)   Decatur                                         135,554         2,632,102         2,767,656      1,361,489
(1)   Dickens Ferry                                   108,914         2,297,872         2,406,786      1,132,485
(15)  University Gardens                              127,004         2,341,557         2,468,561      1,443,326
(15)  Southside Villages                              135,624         2,527,030         2,662,654      1,558,918
(10)  Carlton Terrace (k)                                   0                 0                 0              0
(10)  Apollo Villa (k)                                      0                 0                 0              0
(10)  Apollo Villa II (k)                                   0                 0                 0              0
(10)  Cranbrook Manor (k)                             261,948         3,402,372         3,664,320      1,564,278
(10)  Oakbrook Villa (j)                                    0                 0                 0              0
                                                    ---------       -----------       -----------     ----------
                                                   $7,354,463      $126,181,448      $133,535,911    $67,270,922
                                                    =========       ===========       ===========     ==========

                                                                         Life on which
                                                                         Depreciation in
                                                                         Latest Income
                                                  Date of      Date      Statement is
Subsidiary Partnership's Residential Property  Construction  Acquired    Computed(b)(c)
---------------------------------------------  ------------  ---------   ---------------
(7)   Seymour O'Brien Manor                        (c)       Oct. 1984      5 - 27.5
(7)   Washington Highlands                         (c)       Oct. 1984      5 - 27.5
(7)   Vincennes Niblack ("Autumn Ridge Apartments) (c)       Oct. 1984      5 - 27.5
(11)  Nu Elm                                       (c)       Oct. 1984      5 - 27.5
(3)   Casa Ramon                                   (c)       Oct. 1984      5 - 27.5
(10)  Hackley Village                              (c)       Oct. 1984      5 - 27.5
(10)  Huntley Associates I                         (c)       Oct. 1984      5 - 27.5
(10)  Huntley Associates II                        (c)       Oct. 1984      5 - 27.5
(1)   Decatur                                      (c)       Oct. 1984      15 - 40
(1)   Dickens Ferry                                (c)       Nov. 1984      15 - 40
(15)  University Gardens                           (c)       Nov. 1984      25
(15)  Southside Villages                           (c)       Nov. 1984      25
(10)  Carlton Terrace (k)                          (c)       Dec. 1984      25
(10)  Apollo Villa (k)                             (c)       Dec. 1984      25
(10)  Apollo Villa II (k)                          (c)       Dec. 1984      25
(10)  Cranbrook Manor (k)                          (c)       Dec. 1984      5 - 40
(10)  Oakbrook Villa (j)                           (c)       Dec. 1984      5 - 40


(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data
(k) The Partnership's Local Partnership Interests in These Local Partnerships were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data
     GEOGRAPHIC LOCATIONS: (1)
     Alabama, (2) Arkansas, (3) California, (4) Colorado, (5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina, (15) Texas, (16) Virginia, (17) Washington.


                                                               Cost of Property and Equipment
                                                ------------------------------------------------------------
                                                                  Year Ended March 25,
                                                ------------------------------------------------------------
                                                     2000                    1999                    1998
                                                ------------            ------------            ------------
Balance at beginning of period                  $182,595,123            $193,023,214            $240,084,646
Additions during period:
Improvements                                       1,244,208               1,613,624               2,050,996
Depreciation expense
Deductions during period:
Dispositions                                     (50,303,420)            (10,943,894)            (49,112,428)
Loss on impairment                                         0              (1,097,821)                      0
                                                 -----------             -----------             -----------
Balance at close of period                      $133,535,911            $182,595,123            $193,023,214
                                                 ===========             ===========             ===========

                                                                   Accumulated Depreciation
                                                ------------------------------------------------------------
                                                                      Year Ended March 25,
                                                ------------------------------------------------------------
                                                     2000                    1999                    1998
                                                ------------            ------------            ------------
Balance at beginning of period                  $ 86,235,420            $ 86,496,195             $99,888,832
Additions during period:
Improvements
Depreciation expense                               4,915,594               5,844,432               7,164,517
Deductions during period:
Dispositions                                     (23,880,092)             (6,105,207)            (20,557,154)
Loss on impairment                                         0                       0                       0
                                                 -----------             -----------              ----------
Balance at close of period                      $ 67,270,922            $ 86,235,420             $86,496,195
                                                 ===========             ===========              ==========

At the time the local partnerships were acquired by Cambridge Advantaged Properties Limited Partnership, the entire purchase price paid by Cambridge Advantaged Properties Limited Partnership was pushed down to the local partnerships as property and equipment with an offsetting credit to capital. Since the projects were in the construction phase at the time of acquisition, the capital accounts were insignificant at the time of purchase. Therefore, there are no material differences between the original cost basis for tax and GAAP