Form 10-Q
period 2000-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2000-08-07
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                           13-3228969
-----------------------------------                      -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                      ------------------
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
                                   (Unaudited)

                                                  ============    ============
                                                    June 25,        March 25,
                                                      2000            2000
                                                  ------------    ------------
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $48,391,557 and $51,855,620,
  respectively                                    $ 48,232,692    $ 52,714,919
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $12,254,247 and $15,415,302,
  respectively                                       8,621,955      13,550,070
Cash and cash equivalents                            5,251,700       4,095,787
Cash - restricted for tenants'
  security deposits                                    708,819         768,762
Mortgage escrow deposits                             8,702,750       9,180,023
Prepaid expenses and other assets                      998,218       1,103,445
                                                  ------------    ------------

  Total assets                                    $ 72,516,134    $ 81,413,006
                                                  ============    ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                  ============    ============
                                                    June 25,        March 25,
                                                      2000            2000
                                                  ------------    ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                            $ 41,395,196    $ 44,171,128
Purchase money notes payable
  (Note 2)                                          34,205,896      43,969,115
Due to selling partners (Note 2)                    70,554,099      74,281,146
Accounts payable, accrued
  expenses and other liabilities                     1,353,055       2,827,606
Tenants' security deposits payable                     655,198         751,121
Due to general partners of
  subsidiaries and their affiliates                    162,974         631,826
Due to general partners and
  affiliates                                         2,636,914       2,842,933
                                                  ------------    ------------

Total liabilities                                  150,963,332     169,474,875
                                                  ------------    ------------

Minority interest                                      728,792         635,465
                                                  ------------    ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                 (77,846,705)    (87,272,836)
  General partners                                  (1,329,285)     (1,424,498)
                                                  ------------    ------------

Total partners' deficit                            (79,175,990)    (88,697,334)
                                                  ------------    ------------

Total liabilities and partners' deficit           $ 72,516,134    $ 81,413,006
                                                  ============    ============

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  ============================
                                                       Three Months Ended
                                                            June 25,
                                                  ----------------------------
                                                      2000            1999
                                                  ----------------------------
Revenues:

Rentals, net                                      $  4,625,997    $  6,795,407
Other                                                  262,874         267,307
(Loss) gain on sale of property (Note 4)              (435,543)      8,978,721
                                                  ------------    ------------
Total revenues                                       4,453,328      16,041,435
                                                  ------------    ------------
Expenses

Administrative and management                        1,120,334       1,385,840
Administrative and management-
  related parties (Note 3)                             553,080         716,632
Operating                                              888,567       1,515,696
Repairs and maintenance                              1,012,154       1,782,590
Taxes and insurance                                    520,235         872,207
Interest                                             3,824,011       2,127,005
Depreciation                                           918,597       1,389,530
                                                  ------------    ------------
Total expenses                                       8,836,978       9,789,500
                                                  ------------    ------------
Net (loss) income before minority interest          (4,383,650)      6,251,935
Minority interest in income of
  subsidiaries                                         (96,556)        (25,268)
                                                  ------------    ------------
(Loss) income before extraordinary item             (4,480,206)      6,226,667
Extraordinary item- forgiveness of
  indebtedness income (Note 4)                      14,001,550      14,478,385
                                                  ------------    ------------
Net income                                        $  9,521,344    $ 20,705,052
                                                  ============    ============
Limited Partners Share:
(Loss) income before extraordinary item           $ (4,435,404)   $  6,164,400
Extraordinary item                                  13,861,535      14,333,601
                                                  ------------    ------------
Net income                                        $  9,426,131    $ 20,498,001
                                                  ============    ============
Number of units outstanding                             12,074          12,074
                                                  ============    ============
(Loss) income before extraordinary
  item per limited partner unit                   $       (367)   $        511
Extraordinary item per limited
  partner unit                                           1,148           1,187
                                                  ------------    ------------
Net income per limited
  partner unit                                    $        781    $      1,698
                                                  ============    ============

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                  ============================================
                                                     Limited         General
                                      Total         Partners        Partners
                                  --------------------------------------------
Balance -
  March 26, 2000                  $(88,697,334)   $(87,272,836)   $ (1,424,498)

Net income                           9,521,344       9,426,131          95,213
                                  ------------    ------------    ------------

Balance -
  June 25, 2000                   $(79,175,990)   $(77,846,705)   $ (1,329,285)
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

                                                  ============================
                                                       Three Months Ended
                                                            June 25,
                                                  ----------------------------
                                                      2000            1999
                                                  ----------------------------
Cash flows from operating activities:
Net income                                        $  9,521,344    $ 20,705,052
                                                  ------------    ------------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Loss (gain) on sale of property (Note 4)               435,543      (8,978,721)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (14,001,550)    (14,478,385)
Depreciation                                           918,597       1,389,530
Minority interest in income
  of subsidiaries                                       96,556          25,268
Decrease (increase) in cash-restricted
  for tenants' security deposits                        12,493         (54,035)
Decrease in mortgage
  escrow deposits                                      726,927       1,061,024
Decrease in prepaid
  expenses and other assets                             64,503         114,484
Increase in due to selling partners                  3,636,582       1,624,020
Payments of interest to selling partners                     0        (178,395)
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities            (1,194,859)      1,270,596
(Decrease) increase in tenants' security
  deposits payable                                     (51,259)          7,851
Increase in due to general partners
  of subsidiaries and their affiliates                 554,799         376,814
Decrease in due to general partners
  of subsidiaries and their affiliates                (468,852)        (15,572)
Decrease in due to
  general partners and affiliates                     (156,119)       (471,556)
                                                  ------------    ------------
Total adjustments                                   (9,426,639)    (18,307,077)
                                                  ------------    ------------
Net cash provided by
   operating activities                                 94,705       2,397,975
                                                  ------------    ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ============================
                                                       Three Months Ended
                                                            June 25,
                                                  ----------------------------
                                                      2000            1999
                                                  ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                     2,757,360      13,500,000
Acquisitions of property and
  equipment                                           (206,631)       (118,034)
Increase in mortgage
  escrow deposits                                     (533,490)       (421,151)
                                                  ------------    ------------

Net cash provided by
  investing activities                               2,017,239      12,960,815
                                                  ------------    ------------

Cash flows from financing activities:
Decrease in purchase
  money notes payable                                        0        (170,866)
Principal payment of mortgage
  notes payable                                       (952,802)     (8,525,912)
Decrease in capitalization of
  minority interest                                     (3,229)         (1,942)
                                                  ------------    ------------

Net cash used in
  financing activities                                (956,031)     (8,698,720)
                                                  ------------    ------------

Net increase in cash and cash
  equivalents                                        1,155,913       6,660,070
Cash and cash equivalents -
  beginning of period                                4,095,787       2,658,449
                                                  ------------    ------------
Cash and cash equivalents -
  end of period                                   $  5,251,700    $  9,318,519
                                                  ============    ============

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $  4,928,115    $ 12,289,350

Forgiveness of indebtedness (Note 4):

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ============================
                                                       Three Months Ended
                                                            June 25,
                                                  ----------------------------
                                                      2000            1999
                                                  ----------------------------
Decrease in purchase money
  note payable                                      (7,741,369)     (5,371,742)
Decrease in due to selling
  partners                                          (5,505,463)     (8,767,828)
Decrease in due to general partners
  and affiliates                                       (40,000)              0
Decrease in due to general partners
  of subsidiaries and their affiliates                (554,799)       (186,209)
Decrease in accounts payable, accrued
  expenses and other liabilities                      (159,919)       (152,606)

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation                    8,698,376       7,574,951
Decrease in cash - restricted for tenants'
  security deposits                                     47,450         155,251
Decrease in mortgage escrow deposits                   283,836         389,047
Decrease in prepaid expenses and
  other assets                                          40,724         291,947
Decrease in purchase money
  notes payable                                     (2,021,850)     (3,421,700)
Decrease in due to selling partners                 (1,858,166)              0
Decrease in accounts payable,
  accrued expenses and other liabilities              (119,773)       (352,355)
Decrease in tenant's security
  deposits payable                                     (44,664)       (115,862)
Decrease in due to
  general partners and affiliates                       (9,900)              0
Decrease in mortgage notes payable                  (1,823,130)              0

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 25, 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and forty-three subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), two of which only have activity through the date of sale of the Partnership's Local Partnership interest and two of which only have activity through the date of sale of their property and the related assets and liabilities. The consolidated financial statements for the three months ended June 25, 1999 include the accounts of the Partnership and fifty-one subsidiary partnerships, two of which only have activity through the date of sale of the Partnership's Local Partnership interest and one of which only has activity through the date of sale of its property and the related assets and liabilities. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $1,000 for the three months ended June 25, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2000 and the results of operations and cash flows for the three months ended June 25, 2000 and 1999. However, the operating results for the three months ended June 25, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2000 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at June 25, 2000 and March 25, 2000 include $4,336,417 of interest accrued through August 31, 1989.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extensions fees payable as of the date of maturity at the lesser rate of 12% or the lowest legally allowable rate; or prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $64,000,000 and $70,501,000 as of June 25, 2000 and March 25, 2000, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Through June 25, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years (four years with respect to one subsidiary partnership, five years with respect to three subsidiary partnerships and nine years with respect to one subsidiary partnership. Five Purchase Money Notes are now extended, with maturity dates ranging from June 2001 to April 2008. The remaining Purchase Money Notes are past maturity and the Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. At June 25, 2000 extension fees of $431,100 were accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership cannot sell or otherwise liquidate its in-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


vestments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Cash flow distributions aggregating approximately $70,000 and $2,512,000 were made to the Partnership for the three months ended June 25, 2000 and 1999, respectively, of which approximately $0 and $13,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $70,000 and $2,490,000 were made to the Partnership during the three months ended June 25, 2000 and 1999, respectively, none of which were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 2000 and 1999 were as follows:

                                                  ============================
                                                       Three Months Ended
                                                            June  25,
                                                  ----------------------------
                                                      2000            1999
Partnership management fees (a)                   $    280,000    $    283,000
Expense reimbursement (b)                               37,072          46,173
Local administrative fee (c)                            16,000          18,000
                                                  ------------    ------------
Total general and administrative-
  General Partners                                     333,072         347,173
                                                  ------------    ------------

Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                       220,008         369,459
                                                  ------------    ------------

Total general and administrative-
  related parties                                 $    553,080    $    716,632
                                                  ============    ============

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,847,000 and $1,942,000 were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue do so. The Partnership anticipates that proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)

Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $26,000 and $76,000 were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 25, 2000, the Partnership has disposed of twenty-two of its sixty-one original investments. Five additional investments were sold after June 25, 2000. Six additional investments are listed for sale and the Partnership anticipates that a number of the twenty-eight remaining investments will be listed for sale by December 31, 2000. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The con-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


tribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership.

INFORMATION REGARDING DISPOSITIONS.
On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a loss in the amount of approximately $52,000 and $46,000, respectively. No proceeds were used to settle the associated Purchase Money Notes and accrued interest balances which resulted in forgiveness of indebtedness income of $3,785,000 and $3,314,000, respectively.

On March 16, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. ("Lancaster Manor") were sold to an unaffiliated third party for $13,500,000 resulting in a gain of $9,077,000.

On April 13, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $1,360,000 and foregiveness of indebtedness income of approximately $2,664,000.

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") were assigned to a third party effective as of January 1, 2000 resulting in a gain in the amount of approximately $2,895,000. Fees due to an affiliate in the amount of approximately $40,000 were forgiven. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,200,000.

On January 6, 2000, the property and related assets and liabilities of Bellfort Apts. ("Bellfort") were sold to an unaffiliated third party for $175,100 resulting in a loss in the amount of approximately $4,442,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $11,511,000, operating deficit loans and advances of approximately $555,000 and various payables of $160,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,700,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


On March 7, 2000, the property and related assets and liabilities of Conifer 307 ("Fircrest") were sold to an unaffiliated third party for $2,500,000, resulting in a gain in the amount of approximately $1,457,000. Approximately $1,397,000 of the proceeds were used to pay off the Purchase Money Note. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,200,000.

On March 31, 2000, the Partnership's limited partnership interest in Caroline Forest Apts. was sold to the Purchase Money Note Holder for $90,000 resulting in a loss in the amount of approximately $344,000 and forgiveness of indebtedness income of approximately $1,736,000. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $1,300,000.

On May 3, 2000, Conifer 208 entered into a purchase and sale agreement with a third party for a purchase price of $1,750,000. The closing is expected to occur in August 2000. No assurances can be given that the closing will actually occur.

On June 19, 2000, Cedarbay Ltd. entered into a purchase and sale agreement with a third party for a purchase price of $2,044,600. The closing is expected to occur in late 2000. No assurances can be given that the closing will actually occur.

Note 5 - Commitments and Contingencies

There were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.

MCCONNELL v. HUTTON ADVANTAGED PROPERTIES L.P.
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in the West Scenic Apartments, Ltd., Oakwood Manor, Ltd. and Robindale East Apartments, Ltd. local limited partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Partnership's acquisition of limited partnership interests in those three local partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Partnership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes issued by the Partnership had matured and were in default.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


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

The Partnership has reached a settlement in principle with the Gossers to settle the dispute between parties. The proposed settlement contemplates the sale of the real property owned by Southwest Apartments, Ltd. and an allocation of the proceeds from the sale between the Gossers, the Partnership and others. The proposed settlement is in the process of being documented and implemented. There can be no assurance that the parties will successfully conclude this settlement.

UNIVERSITY GARDENS APARTMENTS, LTD. AND SOUTHSIDE VILLAGE APARTMENTS, LTD.
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust, ("Skyline"), the Partnership was informed of Skyline's intent to file an Involuntary Substitution Affidavit pursuant to Section 7.1 of the relevant Security Agreements. Pursuant to a standstill agreement between the parties, the parties are negotiating for a sale of the limited partnership interests owned by the Partnership to Skyline.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


Due to the ongoing nature of the negotiations, there can be no assurance that the parties will successfully conclude in a settlement.

MARCRUM
In or about May, 2000, the Partnership learned that the alleged owners of the beneficial interests in Purchase Money Notes issued by the Partnership in 1984 in connection with its acquisition of limited partnership interests in four local limited partnerships, Bonnie Doone Apartments, Ltd., Dickens Ferry Apartments, Ltd., Decatur Apartments, Ltd., and Florence Apartments, Ltd., had in February 2000 purported to foreclose on the Partnership's interests in those partnerships by the filing of involuntary substitution affidavits in the Office of the Judge Probate of Lauderdale County, Alabama as the result of the Partnership's alleged default under such Purchase Money Notes. In June 2000, the Partnership entered into an agreement with the noteholders pursuant to which they acknowledged that the involuntary substitutions had been filed in error and rescinded the purported foreclosure whereupon the Partnership sold its interests in the four local limited partnerships for nominal consideration. See Note 6 to the Financial Statements.

Note 6 - Subsequent Events

On June 30, 2000, the Partnership sold 1% of its interest in each of the following Local Partnerships: Boonie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments, in each case, for $100. Simultaneously, the Partnership assigned its remaining interest of 97.99% in each of such Local Partnerships and the related Purchase Money Notes and interest thereon to the Purchase Money Note holder resulting in a gain of approximately $1,895,000, $2,421,000, $2,097,000, and $2,849,000, respectively.
For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $2,700,000, $3,600,000, $3,000,000 and
$4,000,000, respectively.

On July 5, 2000, the letter of intent to sell the Summer Arms property to a third party expired and the property was placed back on the market.

On July 5, 2000, the letter of intent to sell the Cabarrus Arms property to a third party expired and the property was placed back on the market.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2000
                                   (Unaudited)


On July 11, 2000, the Conifer 317 ("Pinewood") purchase sale agreement with a third party was cancelled and the property was placed back on the market.

On July 14, 2000, the property and related assets and liabilities of Casa Ramon were sold to an unaffiliated third party for $4,500,000 resulting in a gain of approximately $3,234,000. The proceeds will be used to pay off the Purchase Money Note and accrued interest thereon. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $4,600,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,148,000 and $2,293,000, were accrued and unpaid as of June 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Cash flow distributions aggregating approximately $70,000 and $2,512,000 were made to the Partnership for the three months ended June 25, 2000 and 1999, respectively, of which approximately $0 and $13,000, respectively, was used to pay interest on the Purchase Money Notes. Distributions of proceeds from sales of properties aggregating approximately $70,000 and $2,490,000 were made to the Partnership during the three months ended June 25, 2000 and 1999, respectively, none of which were used to pay principal and interest on the Purchase Money Notes.

During the three months ended June 25, 2000, cash and cash equivalents of the Partnership and its forty-three consolidated Local Partnerships increased approximately $1,156,000. This increase was due to cash provided by operating activities ($95,000) and proceeds from the sale of properties ($2,757,000) which exceeded acquisitions of property and equipment ($207,000), repayments of mortgage notes payable ($953,000), an increase in mortgage escrow deposits ($533,000) and a decrease in capitalization of minority interest ($3,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are loss on sale of property ($436,000), forgiveness of indebtedness income ($14,002,000) and depreciation ($919,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 4 to the financial statements.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit investors to pay the tax incurred and that funds available after payment of all or a portion of the Purchase Money Notes is minimal.

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

Management is not aware of any trends or events, commitments or uncertainties which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. The portfolio is diversified by the location of the properties around the United States so that if one area of the United States is experiencing downturns in the economy, the remaining properties in the portfolio may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 25, 2000 and 1999, excluding Bellfort, Fircrest, Lancaster Manor, Valley Arms and Oakbrook which sold their property and the related assets and liabilities and Cranbrook, Caroline Forest Apts., Park of Pecan I, Ltd., Park of Pecan II, Ltd., Villa Apollo I, Villa Apollo II and Carlton Terrace in which the Partnership sold its Local Partnership Interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income, other income and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 32% for the three months ended June 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 3% for the three months ended June 25, 2000 as compared to 1999 primarily due to rental rate increases.

Other income decreased approximately 2% for the three months June 25, 2000 as compared to 1999. Excluding the Sold Assets, such income increased approximately 33% for the three months ended June 25, 2000 as compared to 1999 primarily due to increases in late charges, miscellaneous fees and interest income at three Local Partnerships and an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 2000.

Total expenses, excluding the Sold Assets and interest, remained fairly consistent with a decrease of less than 1% for the three months ended June 25, 2000 as compared to 1999.

Interest increased approximately $1,697,000 for the three months ended June 25, 2000 as compared to 1999. Excluding the Sold Assets, such expense increased approximately $2,370,000 primarily due to an increase in Purchase Money Note interest expense as a result of certain Purchase Money Notes reaching maturity.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance and depreciation decreased approximately $266,000, $164,000, $627,000, $770,000, $352,000 and
$471,000, respectively, for the three months ended June 25, 2000 as compared to 1999 primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Casa Ramon, Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, and Cedarbay Ltd. for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately $29,000, ($3,000), $3,000, ($22,000), ($10,000) and ($18,000), respectively, for the three months ended June 25, 2000 as compared to 1999. Casa Ramon, Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, and Cedarbay Ltd. are not being depreciated during the quarter because they are classified as assets held for sale.

A (loss) gain on sale of property in the amount of approximately $(436,000) and $8,979,000, was recorded for the three months ended June 25, 2000 and 1999, respectively, and forgiveness of indebtedness income in the amount of approximately $14,002,000 and $14,478,000 was recorded for the three months ended June 25, 2000 and 1999, respectively (see Note 4 to the financial statements).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

This information is incorporated by reference in Note 5 of the financial statements.

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                   By: Related Beta Corporation,
                       a General Partner

Date:  August 4, 2000

                       By:/s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President
                          (principal executive and financial officer)

Date:  August 4, 2000

                       By:/s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)


                   By: ASSISTED HOUSING ASSOCIATES,
                       INC., a General Partner

Date:  August 4, 2000

                       By:/s/ Alan P. Hirmes
                          ------------------
                          Alan P. Hirmes,
                          President
                          (principal executive and financial officer)

Date:  August 4, 2000

                       By:/s/ Glenn F. Hopps
                          ------------------
                          Glenn F. Hopps,
                          Treasurer
                          (principal accounting officer)

                   By: CAMBRIDGE AND RELATED ASSOCIATES
                       LIMITED PARTNERSHIP

                       By: Related Beta Corporation,

Date:  August 4, 2000

                       By: /s/ Alan P. Hirmes
                          ------------------
                           Alan P. Hirmes,
                           President
                           (principal executive and financial
                           officer)

Date:  August 4, 2000

                       By: /s/ Glenn F. Hopps
                          ------------------
                           Glenn F. Hopps,
                           Treasurer
                           (principal accounting officer)