Form 10-Q
period 2000-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2000-10-17
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---- ACT OF 1934

For the quarterly period ended September 25, 2000

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934


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
                                   (Unaudited)

                                                          ===============   ===============
                                                            September 25,       March 25,
                                                                2000              2000
                                                          ---------------   ---------------
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $44,312,051 and $51,855,620,
  respectively                                            $    42,650,512   $    52,714,919
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $12,285,510 and $15,415,302,
  respectively                                                  8,607,113        13,550,070
Cash and cash equivalents                                       4,938,058         4,095,787
Cash - restricted for tenants'
  security deposits                                               669,941           768,762
Mortgage escrow deposits                                        7,897,580         9,180,023
Prepaid expenses and other assets                               1,454,329         1,103,445
                                                          ---------------   ---------------
  Total assets                                            $    66,217,533   $    81,413,006
                                                          ===============   ===============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                          ===============   ===============
                                                            September 25,       March 25,
                                                                2000              2000
                                                          ---------------   ---------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                                    $    37,629,292   $    44,171,128
Purchase Money Notes payable
  (Note 2)                                                     30,058,857        43,969,115
Due to selling partners (Note 2)                               62,252,127        74,281,146
Accounts payable, accrued
  expenses and other liabilities                                4,437,086         2,827,606
Tenants' security deposits payable                                613,660           751,121
Due to general partners of
  subsidiaries and their affiliates                               162,974           631,826
Due to general partners and
  affiliates                                                    2,581,184         2,842,933
                                                          ---------------   ---------------

Total liabilities                                             137,735,180       169,474,875
                                                          ---------------   ---------------

Minority interest                                                 728,320           635,465
                                                          ---------------   ---------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                            (70,985,983)      (87,272,836)
  General partners                                             (1,259,984)       (1,424,498)
                                                          ---------------   ---------------

Total partners' deficit                                       (72,245,967)      (88,697,334)
                                                          ---------------   ---------------

Total liabilities and partners' deficit                   $    66,217,533   $    81,413,006
                                                          ===============   ===============

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                 =================================     ==================================
                                         Three Months Ended                    Six Months Ended
                                            September 25,                        September 25,
                                 ----------------------------------    ----------------------------------
                                       2000               1999               2000               1999
                                 ---------------    ---------------    ---------------    ---------------
Revenues:

Rentals, net                     $     4,466,198    $     6,139,317    $     9,092,195    $    12,934,724
Other                                    307,333            372,883            570,207            640,190
Gain on sale of
  property (Note 4)                    9,512,645          3,161,101          9,077,102         12,139,822
                                 ---------------    ---------------    ---------------    ---------------
Total revenues                        14,286,176          9,673,301         18,739,504         25,714,736
                                 ---------------    ---------------    ---------------    ---------------
Expenses

Administrative and
  management                           1,189,864          1,177,587          2,310,198          2,563,427
Administrative and
  management-
  related parties
  (Note 3)                               538,119            621,912          1,091,199          1,338,544
Operating                                729,937          1,101,602          1,618,504          2,617,298
Repairs and
  maintenance                          1,005,759          1,803,204          2,017,913          3,585,794
Taxes and
  insurance                              526,348            750,576          1,046,583          1,622,783
Interest                               2,605,178          1,702,780          6,429,189          3,829,785
Depreciation                             875,676          1,277,420          1,794,273          2,666,950
                                 ---------------    ---------------    ---------------    ---------------
Total expenses                         7,470,881          8,435,081         16,307,859         18,224,581
                                 ---------------    ---------------    ---------------    ---------------

Net income before
  minority interest                    6,815,295          1,238,220          2,431,645          7,490,155
Minority interest in
  income of
  subsidiaries                            (6,508)        (2,715,400)          (103,064)        (2,740,668)
                                 ---------------    ---------------    ---------------    ---------------
Income (loss) before
  extra-ordinary item                  6,808,787         (1,477,180)         2,328,581          4,749,487
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)                        121,236          5,313,987         14,122,786         19,792,372
                                 ---------------    ---------------    ---------------    ---------------
Net income                       $     6,930,023    $     3,836,807    $    16,451,367    $    24,541,859
                                 ===============    ===============    ===============    ===============

Limited Partners
  Share:
Income (loss) before
  extraordinary item              $    6,740,699    $    (1,462,408)   $     2,305,295    $     4,701,992
Extraordinary item                       120,023          5,260,847         13,981,558         19,594,448
                                 ---------------    ---------------    ---------------    ---------------

Net income                       $     6,860,722    $     3,798,439    $    16,286,853    $    24,296,440
                                 ===============    ===============    ===============    ===============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                 =================================     =================================
                                         Three Months Ended                    Six Months Ended
                                            September 25,                        September 25,
                                 ----------------------------------    ----------------------------------
                                       2000               1999               2000               1999
                                 ---------------    ---------------    ---------------    ---------------
Number of units
  outstanding                             12,074             12,074             12,074             12,074
                                 ===============    ===============    ===============    ===============

Income (loss) before
  extraordinary
  item per limited
  partner unit                   $           558    $          (122)   $           191    $           389
Extraordinary item
  per limited
  partner unit                                10                436              1,158              1,623
                                 ---------------    ---------------    ---------------    ---------------

Net income
  per limited
  partner unit                   $           568    $           314    $         1,349    $         2,012
                                 ===============    ===============    ===============    ===============

See Accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                       ===========    ============     ============
                                          Limited         General
                           Total          Partners        Partners
                       ------------    ------------    ------------
Balance -
  March 26, 2000       $(88,697,334)   $(87,272,836)   $ (1,424,498)

Net income               16,451,367      16,286,853         164,514
                       ------------    ------------    ------------

Balance -
  September 25, 2000   $(72,245,967)   $(70,985,983)   $ (1,259,984)
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

                                                          ================================
                                                                   Six Months Ended
                                                                     September 25,
                                                          ---------------------------------
                                                                 2000               1999
                                                          ---------------------------------
Cash flows from operating activities:
Net income                                                $    16,451,367   $    24,541,859
                                                          ---------------   ---------------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Gain on sale of property (Note 4)                              (9,077,102)      (12,139,822)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                                (14,122,786)      (19,792,372)
Depreciation                                                    1,794,273         2,666,950
Minority interest in income
  of subsidiaries                                                 103,064         2,740,668
Decrease (increase) in cash-restricted
  for tenants' security deposits                                   15,000            (6,276)
Decrease (increase) in mortgage
  escrow deposits                                                 616,662           (92,542)
Increase in prepaid expenses
  and other assets                                               (446,206)         (306,021)
Increase in due to selling partners                             6,098,026         3,150,114
Payments of interest to selling partners                       (2,652,035)         (346,416)
Increase in accounts payable, accrued
  expenses and other liabilities                                2,218,805           825,523
Decrease in tenants' security
  deposits payable                                                (56,867)          (29,795)
Increase in due to general partners
  of subsidiaries and their affiliates                            558,299           672,940
Decrease in due to general partners
  of subsidiaries and their affiliates                           (468,852)          (27,695)
Decrease in due to
  general partners and affiliates                                (211,849)         (231,891)
                                                          ---------------   ---------------
Total adjustments                                             (15,631,568)      (22,916,635)
                                                          ---------------   ---------------
Net cash provided by
   operating activities                                           819,799         1,625,224
                                                          ---------------   ---------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                          =================================
                                                                   Six Months Ended
                                                                     September 25,
                                                          ---------------------------------
                                                                 2000               1999
                                                          ---------------------------------

Cash flows from investing activities:
Proceeds from sale of properties                                2,857,350        14,871,897
Acquisitions of property and equipment                           (411,718)         (529,343)
Increase in mortgage
  escrow deposits                                                 (30,383)         (428,300)
                                                          ---------------   ---------------

Net cash provided by
  investing activities                                          2,415,249        13,914,254
                                                          ---------------   ---------------

Cash flows from financing activities:
Increase (decrease) in purchase
  money notes payable                                               5,209          (323,783)
Principal payment of mortgage
  notes payable                                                (1,385,695)       (9,073,655)
Principal payments of Purchase
  Money Notes payable                                          (1,002,082)                0
Decrease in capitalization of
  minority interest                                               (10,209)       (2,742,456)
                                                          ---------------   ---------------
Net cash used in financing activities                          (2,392,777)      (12,139,894)
                                                          ---------------   ---------------
Net increase in cash and cash
  equivalents                                                     842,271         3,399,584
Cash and cash equivalents -
  beginning of period                                           4,095,787         2,658,449
                                                          ---------------   ---------------
Cash and cash equivalents -
  end of period                                           $     4,938,058   $     6,058,033
                                                          ===============   ===============

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                                  $     2,755,607   $     7,837,240

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                          =================================
                                                                   Six Months Ended
                                                                     September 25,
                                                          ---------------------------------
                                                                 2000               1999
                                                          ---------------------------------
Forgiveness of indebtedness (Note 4):
Decrease in Purchase Money
  Note payable                                                 (7,741,369)       (9,060,108)
Decrease in due to selling
  partners                                                     (5,620,699)      (10,396,190)
(Increase) decrease in prepaid expenses
  and other assets                                                (40,000)            2,801
Decrease in due to general partners
  of subsidiaries and their affiliates                           (558,299)         (186,209)
Decrease in accounts payable, accrued
  expenses and other liabilities                                 (162,419)         (152,606)

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation                              13,624,809        18,236,127
Decrease in cash - restricted for tenants'
  security deposits                                                83,821           349,646
Decrease in mortgage escrow deposits                              696,164         1,909,209
Decrease in prepaid expenses and
  other assets                                                     95,322           673,884
Decrease in Purchase Money
  Notes payable                                                (5,172,016)       (4,645,032)
Decrease in due to selling partners                            (9,854,311)                0
Decrease in accounts payable,
  accrued expenses and other liabilities                         (446,906)       (1,195,596)
Decrease in tenant's security
  deposits payable                                                (80,594)         (298,532)
Decrease in due to
  general partners and affiliates                                  (9,900)       (1,382,447)
Decrease in mortgage notes payable                             (5,156,141)      (10,915,184)

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and forty-three subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), six of which only have activity through the date of sale of the Partnership's Local Partnership interest and three of which only have activity through the date of sale of their property and the related assets and liabilities. The consolidated financial statements for the six months ended September 25, 1999 include the accounts of the Partnership and fifty-one subsidiary partnerships, five of which only have activity through the date of sale of the Partnership's Local Partnership interest and two of which only have activity through the date of sale of their property and the related assets and liabilities. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 25. The Partnership's fiscal quarter ends on September 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions from and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $16,000 and $500 and $21,000 and $1,600 for the three and six months ended September 25, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2000, the results of operations for the three and six months ended September 25, 2000 and 1999 and cash flows for the six months ended September 25, 2000 and 1999. However, the operating results for the six months ended September 25, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2000 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase money notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at September 25, 2000 and March 25, 2000 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extensions fees payable as of the date of maturity at the lesser rate of 12% or the lowest legally allowable rate; or prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $61,700,000 and $70,501,000 as of September 25, 2000 and March 25, 2000, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Through September 25, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years, five years with respect to one subsidiary partnership, seven years with respect to three subsidiary partnerships and nine years with respect to one subsidiary partnership. These five Purchase Money Notes are now extended, with maturity dates ranging from July 2001 to April 2006. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of eight additional Purchase Money Notes; seven notes to be extended to October 2002 and one note to be extended to October 2003. The remaining Purchase Money Notes are past maturity and the Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful or that the sale price will be sufficient to return the Purchase Money Notes and leave proceeds available to the Partnership. At September 25, 2000 extension fees of $374,700 were accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $4,230,000 and $2,842,000 were made to the Partnership for the six months ended September 25, 2000 and 1999, respectively, of which approximately $2,054,000 and $68,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $598,000 and $0 was paid as "additional" interest on the Purchase

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

Money Notes for the six months ended September 25, 2000 and 1999, respectively. Distributions of proceeds from sales of properties aggregating approximately $3,430,000 and $2,729,000 were made to the Partnership during the six months ended September 25, 2000 and 1999, respectively, of which $3,041,000 and $0 were used to pay principal and interest on the Purchase Money Notes, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 2000 and 1999 were as follows:

                                         Three Months Ended                    Six Months Ended
                                            September 25,                        September 25,
                                 ----------------------------------    ----------------------------------
                                       2000               1999               2000               1999
                                 ---------------    ---------------    ---------------    ---------------
Partnership manage-
  ment fees (a)                  $       280,000    $       283,000    $       560,000    $       566,000
Expense reimburse-
  ment (b)                                38,329             21,000             75,401             67,173
Local administra-
  tive fee (c)                            16,000             17,000             32,000             35,000
                                 ---------------    ---------------    ---------------    ---------------
Total general and
  administrative-
  General Partners                       334,329            321,000            667,401            668,173
                                 ---------------    ---------------    ---------------    ---------------

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners                               203,790            300,912            423,798            670,371
                                 ---------------    ---------------    ---------------    ---------------

Total general and
  administrative-
  related parties                $       538,119    $       621,912    $     1,091,199    $     1,338,544
                                 ===============    ===============    ===============    ===============

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $1,752,000 and $1,942,000 were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

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

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $55,000 and $76,000 were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 25, 2000, the Partnership has disposed of twenty-seven of its sixty-one original investments. Six additional investments are listed for sale and the Partnership anticipates that a number of the twenty-eight remaining investments will be listed for sale by December 31, 2000. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

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

On April 13, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $1,360,000 and forgiveness of indebtedness income of approximately $2,664,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

On June 18, 1999, the Partnership's limited partnership interest in Carlton Terrace Apartments, Limited Partnership was sold to the Local General Partners for $589,623, resulting in a gain in the amount of approximately $1,675,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,323,000, resulting in forgiveness of indebtedness income. The Purchase Money Note was assumed by the Local Partnership.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo Associates Limited Partnership was sold to the Local General Partners for $220,138, resulting in a gain in the amount of approximately $372,000. The Purchase Money Note was assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,129,000, resulting in forgiveness of indebtedness income.

On June 18, 1999, the Partnership's limited partnership interest in Villa Apollo #2 Associates Limited Partnership was sold to the Local General Partners for $562,136, resulting in a gain in the amount of approximately $1,709,000. The Purchase Money Note was assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $4,728,000, resulting in forgiveness of indebtedness income.

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") were assigned to a third party effective as of January 1, 2000, resulting in a gain in the amount of approximately $2,894,000. Fees due to an affiliate in the amount of approximately $40,000 were forgiven. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $2,200,000.

On January 6, 2000, the property and related assets and liabilities of Bellfort Apts. ("Bellfort") were sold to an unaffiliated third party for $175,100, resulting in a loss in the amount of approximately $4,445,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total out-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

standing balance of approximately $11,511,000, operating deficit loans and advances of approximately $558,000 and various payables of $162,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,700,000.

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

On March 31, 2000, the Partnership's limited partnership interest in Caroline Forest Apts. was sold to the Purchase Money Note holder for $90,000, resulting in a loss in the amount of approximately $344,000 and forgiveness of indebtedness income of approximately $1,736,000. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $1,300,000.

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

On June 30, 2000, the Partnership sold 1% of its interest in Boonie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments, in each case, for $100. Simultaneously, the Partnership assigned its remaining interest of 97.99% in each of such four Local Partnerships and the related Purchase Money Notes and interest thereon to the Purchase Money Note holder, resulting in gains of approximately $1,959,000, $2,444,000, $2,161,000 and $2,952,000, respectively. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

approximately $2,700,000, $3,600,000, $3,000,000 and $4,000,000, respectively.

On July 5, 2000, the letter of intent to sell the Summer Arms property to a third party expired and the Summer Arms property was placed back on the market.

On July 5, 2000, the letter of intent to sell the Cabarrus Arms property to a third party expired and the Cabarrus Arms property was placed back on the market.

On July 11, 2000, the Conifer 317 ("Pinewood") purchase and sale agreement with a third party was cancelled before execution of such agreement and the Pinewood property was placed back on the market.

On July 14, 2000, the property and related assets and liabilities of Casa Ramon were sold to an unaffiliated third party for $4,500,000, resulting in a gain of approximately $3,234,000. The proceeds will be used to pay off the Purchase Money Note and accrued interest thereon. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $4,600,000.

On August 23, 2000, an affiliate of the Local General Partner of Solemar Limited Partnership ("Solemar") agreed to purchase all of the partnership interests for an agreed upon price of $496,531 plus an interest factor of 3% per annum. Such purchase is expected to be finalized by the end of 2000. No assurance can be given that the closing will actually occur.

On September 14, 2000, Oakwood Manor ("Oakwood") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $3,090,000. The closing is expected to occur in early 2001. No assurances can be given that the closing will actually occur.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.

MCCONNELL V. HUTTON ADVANTAGED PROPERTIES L.P.
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in the West Scenic Apartments, Ltd. ("West Scenic"), Oakwood Manor, Ltd. ("Oakwood Manor") and Robindale East Apartments, Ltd. ("Robindale East") local limited partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the Partnership's acquisition of limited partnership interests in those three local partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Partnership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes involved in the McConnell Action had matured and were in default.

The amended complaint sought the following relief on its fraud claim: (1) rescission of the Purchase Money Notes involved in the McConnell Action, acquisition documents and related transaction documents for the Partnership's acquisition of limited partnership interests in the West Scenic, Oakwood Manor, and Robindale East transactions (which all occurred in December 1984); (2) a declaration that all prior payments received by plaintiffs in connection with those transactions be declared rent for the Partnership's and another person's alleged use of the acquired interests since December 1984; (3) in the alternative to the rescission remedy, that the non-recourse Purchase Money Notes involved in the McConnell Action be reformed to be recourse Purchase Money Notes against the Partnership, its general partners and others, so that plaintiffs could recover all costs of foreclosure and attorneys' fees incurred in the McConnell Action; and (4) regardless of such reformation, an award of attorneys' fees incurred by plaintiffs in the McConnell Action against the Partnership, the defendants affili-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

ated with it and others. On their claim on the Purchase Money Notes involved in the McConnell Action, plaintiffs sought: (1) judgment against the Partnership for the unpaid principal and interest owed on Purchase Money Notes issued by the Partnership in connection with its acquisition of limited partnership interest in the West Scenic, Oakwood Manor, and Robindale East transactions; (2) an award of attorneys' fees and costs; and (3) a declaration that plaintiffs have a "good, valid, first superior and enforceable lien" on the limited partnership interests and other collateral pledged in support of such Purchase Money Notes and that plaintiffs are authorized to dispose of such collateral in a commercially reasonable manner and to apply the net proceeds from such disposition against any judgment awarded in favor of plaintiffs.

On or about January 26, 2000, the Partnership and the defendants affiliated with it moved to dismiss the amended complaint on the ground that the Court lacked personal jurisdiction over them. While that motion was being briefed, plaintiffs announced their intention to amend their complaint again and the parties commenced settlement discussions.

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood Manor, and Robindale East limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2000
                                   (Unaudited)

SOUTHWEST APARTMENTS LTD. (THE GOSSERS)
In or around November 1999, the Partnership received correspondence from an attorney representing Dr. and Mrs. Bob Gosser, (the "Gossers") who are allegedly the holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in Southwest Apartments, Ltd. local limited partnership in December 1984. Those Purchase Money Notes issued by the Partnership have, on their face, matured and have not been paid in full. The attorney for the Gossers threatened to assert against the Partnership claims relating to those Purchase Money Notes. No such action has yet been commenced.

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

UNIVERSITY GARDENS APARTMENTS, LTD. AND SOUTHSIDE VILLAGE APARTMENTS, LTD.
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust ("Skyline"), the Partnership was informed of Skyline's intent to file an involuntary substitution affidavit pursuant to Section 7.1 of the relevant security agreements. Pursuant to a standstill agreement between the parties, the parties are negotiating for a sale of the limited partnership interests owned by the Partnership to Skyline. Due to the ongoing nature of the negotiations, there can be no assurance that the parties will successfully conclude this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,082,000 and $2,293,000, were accrued and unpaid as of September 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $4,230,000 and $2,842,000 were made to the Partnership for the six months ended September 25, 2000 and 1999, respectively, of which approximately $2,054,000 and $68,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $598,000 and $0 was paid as "additional" interest on the Purchase Money Notes for the six months ended September 25, 2000 and 1999, respectively. Distributions of proceeds from sales of properties aggregating approximately $3,430,000 and $2,729,000 were made to the Partnership during the six months ended September 25, 2000 and 1999, respectively, of which $3,041,000 and $0 were used to pay principal and interest on the Purchase Money Notes, respectively.

During the six months ended September 25, 2000, cash and cash equivalents of the Partnership and its forty-three consolidated Local Partnerships increased approximately $842,000. This increase was primarily due to cash provided by operating activities ($818,000) and proceeds from the sale of properties ($2,857,000) which exceeded acquisitions of property and equipment ($412,000), repayments of mortgage notes payable ($1,386,000), principal payments of Purchase Money Note payables ($1,003,000), an increase in mortgage escrow deposits ($30,000) and a decrease in capitalization of minority interest ($10,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of property ($9,077,000), forgiveness of indebtedness income ($14,123,000) and depreciation ($1,794,000).

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 25, 2000 and 1999, excluding Bellfort,

Fircrest, Lancaster Manor, Valley Arms and Oakbrook which sold their properties and the related assets and liabilities and Cranbrook, Caroline Forest Apts., Park of Pecan I, Ltd., Park of Pecan II, Ltd., Villa Apollo I, Villa Apollo II, Carlton Terrace, Boonie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments in which the Partnership sold its Local Partnership Interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income, other income, administrative and management, repairs and maintenance and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 27% and 30% for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 1% and 2% for the three and six months ended September 25, 2000 as compared to 1999, primarily due to rental rate increases.

Other income decreased approximately $66,000 and $70,000 for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, such income increased approximately $25,000 and $85,000 for the three and six months ended September 25, 2000 as compared to 1999, primarily due to an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 2000.

Total expenses, excluding the Sold Assets, administrative and management, repairs and maintenance and interest, remained fairly consistent with increases of 4% and 1% for the three and six months ended September 25, 2000 as compared to 1999.

Administrative and management increased approximately $12,000 and decreased approximately $253,000 for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management increased approximately $229,000 and $272,000, primarily due to increased legal expenses at the Partnership level.

Repairs and maintenance decreased approximately $797,000 and $1,568,000 for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, repairs and maintenance decreased approximately $147,000 and $177,000, primarily due to electrical repairs at one Local Partnership, plumbing and carpet repairs at a second Local Partnership and air conditioning and appliance repairs at a third Local Partnership.

Interest increased approximately $902,000 and $2,599,000 for the three and six months ended September 25, 2000 as compared to 1999. Excluding the Sold Assets, interest increased approximately $1,104,000 and $3,375,000, primarily due to an increase in Purchase Money Note interest expense as a result of certain Purchase Money Notes reaching maturity wherein the interest rate increases pursuant to the Purchase Money Note Agreements.

Administrative and management-related parties, operating, taxes and insurance and depreciation decreased approximately $84,000 and $247,000, $372,000 and $999,000, $224,000 and $576,000, $402,000 and $873,000, respectively, for the three and six months ended September 25, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Casa Ramon, Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, and Cedarbay Ltd. for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately $20,000 and $17,000, $54,000 and $67,000, $33,000
and $17,000, ($9,000) and ($26,000), respectively, for the three and six months ended September 25, 2000 as compared to 1999. Casa Ramon, Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, and Cedarbay Ltd. are not being depreciated during the quarter ended September 25, 2000 because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $9,513,000 and $9,077,000 and $3,161,000 and $12,140,000, was recorded for the three and six months ended September 25, 2000 and 1999, respectively, and forgiveness of indebtedness income in the amount of approximately $121,000 and $14,123,000 and $5,314,000 and $19,782,000 was recorded for the three and six months ended September 25, 2000 and 1999, respectively (see Note 4 to the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     This information is incorporated by reference in Note 5 to the financial statements.

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


               By: Related Beta Corporation,
                   a General Partner

Date:  October 16, 2000

                   By:/s/ Alan P. Hirmes
                      ---------------------------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  October 16, 2000

                   By:/s/ Glenn F. Hopps
                      ---------------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)


               By: ASSISTED HOUSING ASSOCIATES,
                   INC., a General Partner

Date:  October 16, 2000

                   By:/s/ Alan P. Hirmes
                      ---------------------------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  October 16, 2000

                   By:/s/ Glenn F. Hopps
                      ---------------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

              By: CAMBRIDGE AND RELATED ASSOCIATES
                  LIMITED PARTNERSHIP

                  By: Related Beta Corporation,

Date:  October 16, 2000

                     By: /s/ Alan P. Hirmes
                        -------------------------------------
                         Alan P. Hirmes,
                         President
                         (principal executive and financial
                         officer)

Date:  October 16, 2000

                     By: /s/ Glenn F. Hopps
                        -------------------------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)