Form 10-Q
period 2000-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2001-01-23
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------  SECURITIES EXCHANGE ACT OF 1934



                For the quarterly period ended December 25, 2000

                                       OR

____   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


         Delaware                           13-3228969
---------------------------              -----------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


625 Madison Avenue, New York, New York               10022
--------------------------------------          --------------
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
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      December 25,     March 25,
                                                          2000          2000
                                                      ------------  ------------

ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $29,922,120 and $51,855,620,
  respectively                                         $26,415,668   $52,714,919
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $26,184,540 and $15,415,302,
  respectively                                          23,418,686    13,550,070
Cash and cash equivalents                                5,739,538     4,095,787
Cash - restricted for tenants'
  security deposits                                        655,311       768,762
Mortgage escrow deposits                                 7,427,320     9,180,023
Prepaid expenses and other assets                        1,277,602     1,103,445
                                                        ----------    ----------

  Total assets                                         $64,934,125   $81,413,006
                                                        ==========    ==========

                                                   December 25,      March 25,
                                                       2000            2000
                                                  ------------     ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
Mortgage notes payable                          $  36,564,962     $  44,171,128
Purchase Money Notes payable
  (Note 2)                                         25,097,763        43,969,115
Due to selling partners (Note 2)                   53,132,987        74,281,146
Deferred revenue on sale of
  properties                                       13,489,268                 0
Accounts payable, accrued
  expenses and other liabilities                    3,557,579         2,827,606
Tenants' security deposits payable                    596,947           751,121
Due to general partners of
  subsidiaries and their affiliates                   162,974           631,826
Due to general partners and
  affiliates                                        2,876,931         2,842,933
                                                -------------     -------------

Total liabilities                                 135,479,411       169,474,875
                                                -------------     -------------

Minority interest                                     756,522           635,465
                                                -------------     -------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                (70,051,265)      (87,272,836)
  General partners                                 (1,250,543)       (1,424,498)
                                                -------------     -------------

Total partners' deficit                           (71,301,808)      (88,697,334)
                                                -------------     -------------

Total liabilities and partners' deficit         $  64,934,125     $  81,413,006
                                                =============     =============

See accompanying notes to consolidated financial statements.



                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                Three Months Ended          Nine Months Ended
                                   December 25,                December 25,
                            ----------------------     -------------------------
                              2000          1999*         2000             1999
                            ----------------------     -------------------------
Revenues:

Rentals, net            $  3,983,695   $  5,472,842   $ 13,075,890     $ 18,407,566
Other                        284,581        291,852        854,788          932,042
Gain on sale of
  property (Note 4)        3,009,268         35,103     12,086,370       13,294,740
                        ------------   ------------   ------------     ------------
Total revenues             7,277,544      5,799,797     26,017,048       32,634,348
                        ------------   ------------   ------------     ------------

Expenses

Administrative and
  management                 780,626      1,103,428      3,090,824        3,666,855
Administrative and
  management-related
  parties (Note 3)           542,231        605,975      1,633,430        1,944,519
Operating                    677,657        973,745      2,296,161        3,591,043
Repairs and
  maintenance              1,096,384      1,576,891      3,114,297        5,162,685
Taxes and
  insurance                  465,042        590,844      1,511,625        2,213,627
Interest                   1,149,132      1,710,496      7,578,321        5,540,281
Depreciation                 786,427      1,121,555      2,580,700        3,788,505
                        ------------   ------------   ------------     ------------
Total expenses             5,497,499      7,682,934     21,805,358       25,907,515
                        ------------   ------------   ------------     ------------

Net income (loss)
before minority
  interest                 1,780,045     (1,883,137)         4,211        6,726,833
Minority interest in
  income of
  subsidiaries              (831,240)      (325,972)      (934,304)      (3,066,640)
                        ------------   ------------   ------------      ------------
Income (loss) before
  extra-ordinary item        948,805     (2,209,109)     3,277,386        3,660,193
Extraordinary item-
  forgiveness of
  indebtedness (loss)
  income (Note 4)             (4,646)        31,691     14,118,140       18,704,248
                        ------------   ------------   ------------     ------------
Net income (loss)       $    944,159   $ (2,177,418)  $ 17,395,526     $ 22,364,441
                        ============   ============   ============     ============

Limited Partners
  Share:
Income (loss) before
  extraordinary item$        939,317   $ (2,187,018)  $  3,244,612     $  3,623,591
Extraordinary item            (4,600)        31,374     13,976,959       18,517,206
                        ------------   ------------   ------------     ------------

Net income (loss)$           934,717   $ (2,155,644)  $ 17,221,571     $ 22,140,797
                        ============   ============   ============     ============

Number of units
  outstanding                 12,074         12,074         12,074           12,074
                        ============   ============   ============     ============


Income (loss) before
  extraordinary
  item per limited
  partner unit          $         77   $       (181)   $       269     $        300
Extraordinary item
  per limited
  partner unit                     0              3          1,158            1,534
                        ------------   ------------   ------------     ------------

Net income(loss)
  per limited
  partner unit          $         77   $       (178)  $      1,427     $      1,834
                        ============   ============   ============     ============

*Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)



                                        Limited        General
                         Total          Partners       Partners
                        ---------------------------------------


Balance -
  March 26, 2000      $(88,697,334)   $(87,272,836)   $ (1,424,498)

Net income              17,395,526      17,221,571         173,955
                      ------------    ------------    ------------

Balance -
  December 25, 2000   $(71,301,808)   $(70,051,265)   $ (1,250,543)
                      ============    ============    ============

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                             Nine Months Ended
                                                                December 25,
                                                       2000                     1999
                                                   ------------------------------------

Cash flows from operating activities:
Net income                                        $ 17,395,526               $ 22,364,441
                                                  ------------               ------------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Gain on sale of property (Note 4)                  (12,086,370)               (13,294,740)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (14,118,140)               (18,704,248)
Depreciation                                         2,580,700                  3,788,505
Minority interest in income
  of subsidiaries                                      934,304                  3,066,640
Decrease in cash-restricted for
  tenants' security deposits                            29,490                     20,671
Decrease (increase) in mortgage
  escrow deposits                                      907,804                   (400,407)
Increase in prepaid expenses
  and other assets                                    (345,907)                  (472,978)
Increase in due to selling partners                  7,087,052                  4,567,592
Payments of interest to selling partners            (3,370,496)                  (346,415)
Increase in accounts payable, accrued
  expenses and other liabilities                     1,366,869                    617,530
Decrease in tenants' security
  deposits payable                                     (58,337)                   (38,087)
Increase in due to general partners
  of subsidiaries and their affiliates                 558,299                    672,940
Decrease in due to general partners
  of subsidiaries and their affiliates                (468,852)                   (86,898)
Increase in due to
  general partners and affiliates                       73,998                     49,697
                                                  ------------               ------------
Total adjustments                                  (16,909,586)               (20,560,198)
                                                  ------------               ------------
Net cash provided by
   operating activities                                485,940                  1,804,243
                                                  ------------               ------------

Cash flows from investing activities:
Proceeds from sale of properties                     7,357,350                 16,471,897
Acquisitions of property and
  equipment                                         (1,227,478)                  (756,189)
Decrease (increase) in mortgage
  escrow deposits                                      148,735                   (610,981)
                                                  ------------               ------------

Net cash provided by
  investing activities                               6,278,607                 15,104,727
                                                  ------------               ------------

Cash flows from financing activities:
Increase (decrease) in purchase
  money notes payable                                    5,209                   (323,783)
Principal payment of mortgage
  notes payable                                     (2,450,025)               (10,839,034)
Principal payments of Purchase
  Money Notes payable                               (1,862,733)                         0
Decrease in capitalization of
  minority interest                                   (813,247)                (3,068,708)
                                                  ------------               ------------

Net cash used in financing activities               (5,120,796)               (14,231,525)
                                                  ------------               ------------

Net increase in cash and cash
  equivalents                                        1,643,751                  2,677,445
Cash and cash equivalents -
  beginning of period                                4,095,787                  2,658,449
                                                  ------------               ------------
Cash and cash equivalents -
  end of period                                   $  5,739,538               $  5,335,894
                                                  ============               ============

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $ 19,012,555               $  1,310,926

Decrease in property and equipment,
  net of accumulated depreciation                        2,343                          0
Decrease in prepaid expenses and
  other assets                                           3,183                          0
Increase in deferred revenue from
  sale of properties                                13,489,268                          0
Decrease in Purchase Money
  Notes payable                                     (4,100,443)                         0
Decrease in due to selling partners                 (9,394,351)                         0

Forgiveness of indebtedness
  (Note 4):
Decrease in Purchase Money
  Note payable                                      (7,741,369)                (8,310,859)
Decrease in due to selling
  partners                                          (5,616,053)               (10,396,190)
Decrease in prepaid expenses
  and other assets                                           0                      2,801
Decrease in due to general partners
  of subsidiaries and their affiliates                (558,299)                         0
Decrease in accounts payable, accrued
  expenses and other liabilities                      (162,419)                         0
Decrease in due to general partners
  and affiliates                                       (40,000)                         0

Summarized below are the components of the gain on sale of property:
Decrease in property and equipment,
  net of accumulated depreciation                   15,075,070                 18,247,757
Decrease in cash - restricted for tenants'
  security deposits                                     83,961                    344,449
Decrease in mortgage escrow deposits                   696,164                  2,068,338
Decrease in prepaid expenses and
  other assets                                         168,567                    677,195
Decrease in Purchase Money
  Notes payable                                     (5,172,016)                (5,394,341)
Decrease in due to selling partners                 (9,854,311)                         0
Decrease in accounts payable,
  accrued expenses and other liabilities              (474,477)                (1,300,969)
Decrease in tenant's security
  deposits payable                                     (95,837)                  (294,999)
Decrease in due to
  general partners and affiliates                            0                 (1,568,656)
Decrease in mortgage notes payable                  (5,156,141)                (9,601,617)

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2000
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 25, 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and forty-three subsidiary partnerships ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"), seven of which only have activity through the date of sale of the Partnership's Local Partnership interest and six of which only have activity through the date of sale of their property and the related assets and liabilities. The consolidated financial statements for the nine months ended December 25, 1999 include the accounts of the Partnership and fifty-one subsidiary partnerships, five of which only have activity through the date of sale of the Partnership's Local Partnership interest and two of which only have activity through the date of sale of their property and the related assets and liabilities. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $3,000 and $0 and $24,000 and $2,000 for the three and nine months ended December 25, 2000 and 1999, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2000. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 2000, the results of operations for the three and nine months ended December 25, 2000 and 1999 and cash flows for the nine months ended December 25, 2000 and 1999. However, the operating results for the nine months ended December 25, 2000 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2000 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at December 25, 2000 and March 25, 2000 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extensions fees payable as of the date of maturity at the lesser rate of 12% or the lowest legally allowable rate; or prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $52,609,000 and $70,501,000 as of December 25, 2000 and March 25, 2000, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes for up to three additional years (four years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Through December 25, 2000, the maturity dates of the Purchase Money Notes associated with the remaining properties owned by the subsidiary partnerships (ranging from August to December 1996) were extended for three years, seven years with respect to three subsidiary partnerships. These three Purchase Money Notes are now extended, with maturity dates ranging from July 2001 to April 2006. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of the remaining Purchase Money Notes to October 2001 and November 2001. The Partnership is working with the Local General Partners and
Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful or that the sale price will be sufficient to return the Purchase Money Notes and leave proceeds available to the Partnership. At December 25, 2000 extension fees of $301,500 were accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extension. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships which have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $6,523,000 and $4,611,000 were made to the Partnership for the nine months ended December 25, 2000 and 1999, respectively, of which approximately $2,773,000 and $68,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $598,000 and $0 was paid as "additional" interest on the Purchase Money Notes for the nine months ended December 25, 2000 and 1999, respectively.
Distributions of proceeds from sales of properties aggregating approximately $5,838,000 and $4,498,000 were made to the Partnership during the nine months ended December 25, 2000 and 1999, respectively, of which $4,635,000 and $0 were used to pay principal and interest on the Purchase Money Notes, respectively.

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 2000 and 1999 were as follows:

                            Three Months Ended    Nine Months Ended
                               December 25,          December 25,
                            ------------------     ---------------
                             2000        1999      2000        1999
                            ------------------     ---------------

Partnership manage-
  ment fees (a)            $280,000   $283,000  $ 840,000  $ 849,000
Expense reimburse-
  ment (b)                   47,768     53,917    123,169    121,090
Local administra-
  tive fee (c)               16,000     18,000     48,000     53,000
                           --------   --------  ---------  ---------
Total general and
  administrative-
  General Partners          343,768    354,917  1,011,169  1,023,090
                            -------    -------  ---------  ---------
Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners                  198,463    251,058    622,261    921,429
                            -------    ------- ---------- ----------
Total general and
  administrative-
  related parties          $542,231   $605,975 $1,633,430 $1,944,519
                            =======    =======  =========  =========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,032,000 and $1,942,000 were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partner has continued allowing the accrual without payment of these amounts but is under no obligation to continue to do so. The Partnership anticipates that proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $36,000 and $76,000 were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 25, 2000, the Partnership has disposed of thirty-one of its sixty-one original investments. Subsequently on January 5, 2001, an additional property was sold. Nine additional investments are listed for sale and the Partnership anticipates that a number of the twenty remaining investments will be listed for sale by March 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have minimal decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property. Gains and losses and forgiveness of debt reported in the income statements for December 25, 1999, were based on estimated numbers and those included in the following disclosures are final audited numbers, therefore the gains and losses differ from those actually resulting from the sale.

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

Information Regarding Dispositions.
-----------------------------------
On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000 each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

On March 16, 1999, the property and related assets and liabilities of Lancaster Manor Associates, Ltd. ("Lancaster Manor") were sold to an unaffiliated third party for $13,500,000 resulting in a gain of $8,437,000.

On April 13, 1999, the property and related assets and liabilities of Valley Arms were sold to an unaffiliated third party for $1,600,000 resulting in a gain in the amount of approximately $161,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $2,514,000 resulting in forgiveness of indebtedness income.

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

On December 14, 1999, the property and related assets and liabilities of Oakbrook Villa Apartments were sold to an unaffiliated third party for $8,350,000, resulting in a loss in the amount of approximately $522,000. The Partnership used approximately $2,438,000 of the net proceeds to settle the associated Purchase Money Note and accrued interest thereon which amounted to $7,205,000, resulting in forgiveness of indebtedness income of approximately $4,366,000.

On January 6, 2000, the property and related assets and liabilities of Bellfort Apts. ("Bellfort") were sold to an unaffiliated third party for $175,100, resulting in a loss in the amount of approximately $4,445,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $11,511,000, operating deficit loans and advances of approximately $558,000 and various payables of $162,000 resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $10,700,000.

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

On March 31, 2000, the Partnership's limited partnership interest in Caroline Forest Apts. was sold to the Purchase Money Note holder for $90,000, resulting in a loss in the amount of approximately $334,000 and forgiveness of indebtedness income of approximately $1,736,000. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $1,300,000.

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

On July 14, 2000, the property and related assets and liabilities of Casa Ramon were sold to an unaffiliated third party for $4,500,000, resulting in a gain of approximately $2,999,000. The Partnership used approximately $3,062,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,172,000 resulting in forgiveness of indebtedness income of approximately $111,000. For tax purposes the entire gain to be realized by the Partnership is anticipated to be approximately $4,600,000.

On September 14, 2000, Oakwood Manor Ltd. ("Oakwood") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $3,090,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On October 20, 2000, Tall Pines Associates ("Tall Pines") entered into a purchase and sale agreement with a third party for a purchase price of $2,145,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On November 7, 2000, the property and related assets and liabilities of Cloisters Associates, Ltd. ("Sundown") were sold to an unaffiliated third party for $2,800,000, resulting in a gain of approximately $3,100,000. The Partnership used approximately $340,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which amounted to $4,746,000, resulting in forgiveness of indebtedness income of approximately $4,407,000 which will be reported in the 10-K on March 25, 2001. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,300,000.

On November 17, 2000, Conifer 317 ("Pinewood") entered into a purchase and sale agreement with a third party for a purchase price of $1,750,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On November 21, 2000, Robindale East Apartments, Ltd. ("Robindale") entered into a purchase and sale agreement with a third party for a purchase price of $1,359,600. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On December 6, 2000, Huntley Associates #1 ("Huntley #1") and Huntley Associates #2 ("Huntley #2") entered into a purchase and sale agreement with a third party for a purchase price of $3,505,155. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On December 18, 2000, the Partnership's limited partnership interest in Solemar at South Dartmouth, L.P. ("Solemar") was sold to a third party for $501,000, resulting in a loss in the amount of $3,072,000. The Purchase Money Note was assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,416,000, resulting in gain on sale of property which will be reported in the 10-K on March 25, 2001. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $6,838,000.

On December 19, 2000, the property and related assets and liabilities of Conifer 208 ("Conifer") were sold to an unaffiliated third party for $1,750,000, resulting in a gain of approximately $735,000. The Partnership used approximately $1,231,000 of the proceeds to settle the affiliated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,691,000, resulting in forgiveness of indebtedness income which will be reported in the 10-K on March 25, 2001. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $1,985,000.

On December 20, 2000, the property and related assets and liabilities of Cedarbay, Ltd. ("Cedarbay") were sold to an unaffiliated third party for $2,049,600, resulting in a gain of approximately $24,000. The Partnership will use approximately $228,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,157,000, resulting in forgiveness of indebtedness income which will be reported in the 10-K on March 25, 2001. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,345,000.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2000.

McConnell v. Hutton Advantaged Properties L.P.
----------------------------------------------
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in the West Scenic Apartments, Ltd. ("West Scenic"), Oakwood Manor, Ltd. ("Oakwood Manor") and Robindale East Apartments, Ltd. ("Robindale East") local limited partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the Partnership's acquisition of limited partnership interests in those three local partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Partnership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes involved in the McConnell Action had matured and were in default.

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood Manor, and Robindale East limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. On January 5, 2001, the property and the related assets and liabilities of West Scenic limited partnership were sold.

Southwest Apartments Ltd. (the Gossers)
---------------------------------------
In or around November 1999, the Partnership received correspondence from an attorney representing Dr. and Mrs. Bob Gosser, (the "Gossers") who are allegedly the holders of beneficial interests in Purchase Money Notes issued by the
Partnership in connection with the Partnership's acquisition of limited partnership interests in Southwest Apartments, Ltd. local limited partnership in December 1984. Those Purchase Money Notes issued by the Partnership have, on their face, matured and have not been paid in full. The attorney for the Gossers threatened to assert against the Partnership claims relating to those Purchase Money Notes. No such action has yet been commenced.

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

University Gardens Apartments, Ltd. and Southside Village Apartments, Ltd.
--------------------------------------------------------------------------
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust ("Skyline"), the Partnership was informed of Skyline's intent to file an involuntary substitution affidavit pursuant to Section 7.1 of the relevant security agreements. Pursuant to a standstill agreement between the parties, the parties are negotiating for a sale of the limited partnership interests owned by the Partnership to Skyline. Due to the ongoing nature of the negotiations, there can be no assurance that the parties will successfully conclude this transaction.

Note 6 - Subsequent Events

On December 28, 2000, Ware Manor Associates ("Ware Manor") entered into a purchase and sale agreement with a third party for a purchase price of $1,564,500. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $964,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,840,000, resulting in forgiveness of indebtedness income. For tax purposes, the entire gain to be realized by the Partnership is anticipated to be approximately $4,600,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from pending and future sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,343,000 and $2,293,000, were accrued and unpaid as of December 25, 2000 and March 25, 2000, respectively. Without the General Partners' advances and continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $6,523,000 and $4,611,000 were made to the Partnership for the nine months ended December 25, 2000 and 1999, respectively, of which approximately $2,773,000 and $68,000, respectively, was used to pay interest on the Purchase Money Notes. In addition, approximately $598,000 and $0 was paid as "additional" interest on the Purchase Money Notes for the nine months ended December 25, 2000 and 1999, respectively.
Distributions of proceeds from sales of properties aggregating approximately $5,838,000 and $4,498,000 were made to the Partnership during the nine months ended December 25, 2000 and 1999, respectively, of which $4,635,000 and $0 were used to pay principal and interest on the Purchase Money Notes, respectively.

During the nine months ended December 25, 2000, cash and cash equivalents of the Partnership and its forty-three consolidated Local Partnerships increased approximately $1,644,000. This increase was primarily due to cash provided by operating activities ($486,000), proceeds from the sale of properties ($7,357,000) and a decrease in mortgage escrow deposits ($149,000) which exceeded acquisitions of property and equipment ($1,227,000), repayments of mortgage notes payable ($2,450,000), principal payments of Purchase Money Note payables ($1,863,000) and a decrease in capitalization of minority interest ($813,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of properties ($15,946,000), forgiveness of indebtedness income ($10,259,000) and depreciation ($2,581,000).

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

Results of Operations
---------------------

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 25, 2000 and 1999, excluding Bellfort, Fircrest, Lancaster Manor, Valley Arms, Oakbrook and Casa Ramon which sold their properties and the related assets and liabilities and Cranbrook, Caroline Forest Apts., Park of Pecan I, Ltd., Park of Pecan II, Ltd., Villa Apollo I, Villa Apollo II, Carlton Terrace, Boonie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments in which the Partnership sold its Local Partnership Interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income, other income , administrative and management, and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 27% and 28% for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, rental income increased approximately 1% and 2% for the three and nine months ended December 25, 2000 as compared to 1999, primarily due to rental rate increases.

Other income decreased approximately $7,000 and $77,000 for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, such income increased approximately $32,000 and $115,000 for the three and nine months ended December 25, 2000 as compared to 1999, primarily due to an insurance claim received in 2000 at one Local Partnership and an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 2000.

Total expenses, excluding the Sold Assets, administrative and management and interest, remained fairly consistent with an increase of approximately 1% and a decrease of less than 1% for the three and nine months ended December 25, 2000 as compared to 1999.

Administrative and management decreased approximately $323,000 and $576,000 for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, administrative and management decreased approximately $19,000 and increased approximately $248,000 primarily due to an increase in salaries and administrative expense at one Local Partnership and increased legal and accounting expenses at the Partnership level.

Interest decreased approximately $561,000 and increased approximately $2,038,000 for the three and nine months ended December 25, 2000 as compared to 1999. Excluding the Sold Assets, interest decreased approximately $5,000 and increased approximately $3,338,000. The decrease for the three months is due to an overaccrual of interest on the Purchase Money Notes in the first and second quarter of 2000 which was corrected in the third quarter of 2000. The increase for the nine months is due to an increase in Purchase Money Note interest expense as a result of certain Purchase Money Notes reaching maturity wherein the interest rate increases pursuant to the Purchase Money Note Agreements.

Administrative and management-related parties, operating, repairs and maintenance, taxes and insurance and depreciation decreased approximately $64,000 and $311,000, $296,000 and $1,295,000, $481,000 and $2,048,000, $126,000
and $702,000, $335,000 and $1,208,000, respectively, for the three and nine months ended December 25, 2000 as compared to 1999, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, Cedarbay Ltd., Solemar, Oakwood Manor, Robindale, West Scenic, Huntley #1, Huntley #2 and Tall Pines for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately ($3,000) and $14,000, $15,000 and $81,000, ($20,000) and
($186,000),  $19,000 and  $39,000,  $18,000 and $31,000,  respectively,  for the three and nine months ended December 25, 2000 as compared to 1999. Pinewood, Sundown, Summer Arms, Cabarrus Arms, Conifer, Cedarbay Ltd., Solemar, Oakwood Manor, Robindale, West Scenic, Huntley #1, Huntley #2 and Tall Pines are not being depreciated during the quarter ended December 25, 2000 because they are classified as assets held for sale.

A gain on sale of property in the amount of approximately $3,009,000 and $35,000 and $12,086,000 and $13,295,000, was recorded for the three and nine months ended December 25, 2000 and 1999, respectively, and forgiveness of indebtedness income (loss) in the amount of approximately ($4,646) and $32,000 and $14,118,000 and $18,704,000 was recorded for the three and nine months ended December 25, 2000 and 1999, respectively (see Note 4 to the financial statements).

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


               By: RELATED BETA CORPORATION,
                   a General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:

                   By:
                      ------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)


               By: ASSISTED HOUSING ASSOCIATES,
                   INC., a General Partner

Date:

                   By:
                      ------------------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:

                   By:
                      ------------------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

              By: CAMBRIDGE AND RELATED ASSOCIATES
                  LIMITED PARTNERSHIP

                  By:RELATED BETA CORPORATION,

Date:

                     By:
                        -----------------------------
                         Alan P. Hirmes,
                         President
                         (principal executive and financial
                         officer)

Date:

                     By:
                        -----------------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)

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

Date:  January 23, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  January 23, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)


               By: ASSISTED HOUSING ASSOCIATES,
                   INC., a General Partner

Date:  January 23, 2001

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  January 23, 2001

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

              By: CAMBRIDGE AND RELATED ASSOCIATES
                  LIMITED PARTNERSHIP

                  By:Related Beta Corporation,

Date:  January 23, 2001

                     By: /s/ Alan P. Hirmes
                        -------------------
                         Alan P. Hirmes,
                         President
                         (principal executive and financial
                         officer)

Date:  January 23, 2001

                     By: /s/ Glenn F. Hopps
                         ------------------
                         Glenn F. Hopps,
                         Treasurer
                         (principal accounting officer)