Form 10-K
period 2001-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2001-06-20
CIK 748847

J:\PFK\March\CAM1\Cam1.doc

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
------

For the fiscal year ended March 25, 2001
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

             Massachusetts                                      13-3228969
-----------------------------------------              ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                              10022
--------------------------------------                       -----------------
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

                                      -29-
J:\PFK\March\CAM1\Cam1.doc
                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

Effective May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties Limited Partnership.

On August 9, 1984, pursuant to a prospectus dated August 9, 1984 as supplemented by the supplements thereto dated September 7, 1984, October 5, 1984 and November 20, 1984 (as so supplemented, the "Prospectus"), the Partnership commenced a public offering (the "Offering", as so supplemented). Pursuant to the Offering, the Partnership issued 6,674 Units (as defined below) in 1984, each Unit consisting of one initial limited partnership interest (the "Initial Limited Partnership Interest") and one warrant to purchase an additional limited partnership interest (the "Additional Limited Partnership Interest") and together with the Initial Limited Partnership Interests (the "Limited Partnership Interests") during the period from January 1, 1985 through January 25, 1985 (a "Unit"), and 5,400 Additional Limited Partnership Interests in 1985. The Partnership received $53,754,300 (net of Offering expenses and sales commissions of $6,615,700) as a result of the Offering. The Offering was completed in March 1985 and no further issuance of Additional Limited Partnership Interests is anticipated.

Investment Objectives/Government Incentives

The Partnership was formed to invest, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns or leases and operates an existing residential housing development (an "Apartment Complex") which is receiving some form of local, state or federal assistance, including, without limitation, mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance"). In acquiring its interests in the Local Partnerships ("Local Partnership Interests"), the Partnership's investment objectives are to:

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

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. The Partnership has to date distributed approximately $5,420,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions are not currently anticipated to equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated from the sales effort.

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

Each Local Partnership also has as a special limited partner (the "Local Affiliated Partner"), either C/R Special Partnership or another affiliate of the General Partners, which under certain circumstances has the right to replace the Local General Partners of the Local Partnership and also has certain rights with respect to voting on or approving of certain matters, including the sale of an Apartment Complex. These rights were given to the Local Affiliated Partner rather than the Partnership to avoid claims that by the existence or exercise by the Partnership of such rights it would be taking part in the control of the Local Limited Partnerships' operations and should therefore incur liability as a General Partner of the Local Partnerships. The Local Affiliated Partner has agreed to exercise these rights as a fiduciary of the Limited Partners of the Partnership.

Purchase Money Notes

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2001 and 2000 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended due dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extensions Fees Payable as of the date of maturity at the lesser of 12% or the legally allowable rate; or prime plus 2% or the legally allowable rate. Unpaid interest of approximately $51,597,000 and $70,501,000 as of March 25, 2001 and 2000, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes aggregating $415,576. The Purchase Money Notes with seven year extensions have maturity dates ranging from July 2001 to April 2006. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of the remaining Purchase Money Notes to October 2001 and November 2001. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $283,398 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $6,550,000, $6,993,000 and $376,000 were made to the Partnership during each of the years ended March 25, 2001 ("2000 Fiscal Year"), March 25, 2000 ("1999 Fiscal Year") and March 25, 1999 ("1998 Fiscal Year", and collectively with the 2000 Fiscal Year and 1999 Fiscal Year, the "2000, 1999 and 1998 Fiscal Years"), respectively, of which approximately $5,147,000, $1,067,000 and $227,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $598,000, $6,000 and $13,000 for the 2000, 1999 and 1998 Fiscal
Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

Tax Matters

The Tax Reform Act of 1986 (the "TRA") provides that as of 1991, the passive losses generated by the Partnership may only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

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

The Local Partnerships which receive government assistance are subject to low-income use restrictions which limit the owners' abilities to sell or refinance the properties. In order to maintain the existing inventory of affordable housing, Congress passed a series of related acts including the Emergency Low Income Preservation Act of 1987, the Low-Income Housing Preservation and Resident Homeownership Act of 1990 (together the "Preservation Acts") and the Housing Opportunity Program Extension Act of 1996 (the "1996 Act"). In exchange for maintaining the aforementioned use restrictions, the Preservation Acts provided financial incentives for owners of government assisted properties. The 1996 Act provided financial assistance by funding the sale of such properties to not-for-profit owners and also restores the owners' abilities to prepay their HUD mortgage and convert the property to condominiums or market-rate rental housing.

The following eight Local Partnerships filed for incentives under the Preservation Acts: Lansing, MI - Cranbrook Manor Apts., Romulus, MI - Oakbrook Villa Apts., New Bedford, MA - Buttonwood Acres, Wyandotte, MI - Villa Apollo Associates Limited Partnership and Villa Apollo # 2 Limited Partnership, South Dartmouth, MA - Solemar, Sterling Heights, MI - Carlton Terrace Apartments, and San Diego, CA - Lancaster Manor Apartments. Subsequently all of the properties owned by these eight Local Partnerships were sold.

Funding for the 1996 Act is subject to appropriations by Congress. Congress has not appropriated any funds for preservation since 1997. Accordingly, no assurance can be given that any of the Local Partnerships will obtain such incentives.

In September 1997, Congress enacted the Multi-Family Assisted Housing Reform and Affordability Act of 1997 ("MAHRA") which provides for the renewal of Section 8 Housing Assistance Payments Contracts ("Section 8 Contracts") to be based upon market rentals in instances where the existing Section 8 Contracts exceed current market rents. As a result, Section 8 Contracts that are renewed in the future in projects insured by the Federal Housing Administration ("FHA") may not provide sufficient cash flow to permit owners of properties to meet the debt service requirements of these existing FHA-insured mortgages. MAHRA also provides for the restructuring of these mortgage loans so that the annual debt service on the restructured loan (or loans) can be supported by Section 8 rents established at the market rents. The restructured loans will be held by the current lender or another lender. There can be no assurance that a property owner will be permitted to restructure its mortgage indebtedness pursuant to the new rules implementing MAHRA or that an owner, or the holder of the mortgage, would choose to restructure the mortgage if it were able to participate. MAHRA went into effect on September 11, 1998 when interim regulations implementing the program were published. It should be noted that there are many uncertainties as to the economic and tax impacts on a property owner because of the combination of the reduced Section 8 contract rents and the restructuring of the existing FHA-insured mortgage loan under MAHRA.

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legislation into law. The bill provides, among other things, that owners of a property that were eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

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

Sales of Underlying Properties/Local Partnership Interests

General

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2001, the Partnership has disposed of thirty-two of its sixty-one original investments. Subsequently, three additional properties have been sold. Eleven additional investments are listed for sale and the Partnership anticipates that a number of the fifteen remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when or that the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Perry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related Purchase Money Note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000, each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

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

On November 10, 1999, Summer Arms Apartments ("Summer Arms") entered into a letter of intent to sell the property to a third party for the purchase price of $700,000. On July 5, 2000, the letter of intent expired and the property was placed back on the market.

On November 10, 1999, Cabarrus Arms ("Cabarrus") entered into a letter of intent to sell the property to a third party for the purchase price of $1,250,000. On July 5, 2000, the letter of intent expired and the property was placed back on the market.

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

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") was assigned to a third party effective January 1, 2000, resulting in a gain of approximately $2,888,000. Fees due to an affiliate in the amount of approximately $46,000 were forgiven resulting in forgiveness of indebtedness income.

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

On March 31, 2000, the Partnership's limited partnership interest in Caroline Forest Apartments ("Caroline Forest") was sold to the Purchase Money Note holder for $90,000, resulting in a loss in the amount of approximately $338,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $1,736,000, resulting in forgiveness of indebtedness income.

On June 30, 2000, the Partnership sold 1% of its interest in Bonnie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments to the Purchase Money Note holder, in each case, for $100. Simultaneously, the Partnership assigned its remaining interest of 97.99% in each of such four Local Partnerships and the related Purchase Money Notes and interest thereon to the Purchase Money Note holder, resulting in gains of approximately $1,903,000, $2,373,000, $2,091,000 and $2,867,000, respectively.

On July 14, 2000, the property and related assets and liabilities of Casa Ramon Apartments were sold to an unaffiliated third party for $4,500,000, resulting in a gain of approximately $2,999,000. The Partnership used approximately $3,062,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,172,000 resulting in forgiveness of indebtedness income of approximately $111,000.

On September 14, 2000, Oakwood Manor Ltd. ("Oakwood") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $3,090,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On October 20, 2000, Tall Pines Associates ("Tall Pines") entered into a purchase and sale agreement with a third party for a purchase price of $2,145,000. Subsequently, on April 11, 2001, the property and the related assets and liabilities were sold (see Note 12).

On November 7, 2000, the property and related assets and liabilities of Cloisters Associates, Ltd. ("Sundown") were sold to an unaffiliated third party for $2,800,000, resulting in a gain of approximately $713,000. The Partnership used approximately $519,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which amounted to $4,825,000, resulting in forgiveness of indebtedness income of approximately $4,306,000.

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

On December 18, 2000, the Partnership's limited partnership interest in Solemar at South Dartmouth, L.P. ("Solemar") was sold to a third party for $501,000, resulting in a loss in the amount of $2,369,000. The Purchase Money Note was assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,473,000, resulting in a gain on sale of property.

On December 19, 2000, the property and related assets and liabilities of Conifer 208 ("Conifer") were sold to an unaffiliated third party for $1,750,000, resulting in a gain of approximately $846,000. The Partnership used approximately $1,231,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,691,000, resulting in forgiveness of indebtedness income of approximately $460,000.

On December 20, 2000, the property and related assets and liabilities of Cedarbay, Ltd. ("Cedarbay") were sold to an unaffiliated third party for $2,049,600, resulting in a gain of approximately $52,000. The Partnership used approximately $228,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,157,000, resulting in forgiveness of indebtedness income of approximately $2,943,000 inclusive of forgiveness of approximately $14,000 in accounts payable.

On December 28, 2000, Ware Manor Associates ("Ware Manor") entered into a purchase and sale agreement with a third party for a purchase price of $1,564,500. On May 10, 2001, the property was sold (see Note 12).

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $964,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, which will result in forgiveness of indebtedness income during the 2001 Fiscal Year.

On February 1, 2001, Seymour-O'Brien Apartments ("Seymour-O'Brien") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $954,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On February 1, 2001, Washington Highland Apartments ("Washington Highland") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $800,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On February 1, 2001, Vincennes Niblack Apartments ("Autumn Ridge") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $2,572,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur on February 1, 2001.

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

Item 2.  Properties.

As of March 25, 2001, the Partnership holds a 98.99% limited partnership interest in each of twenty-nine Local Partnerships, which own twenty-nine Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by five subsidiary partnerships were sold and the Partnership's Local Partnerships Interests in six subsidiary partnerships were sold. Through the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by sixteen subsidiary partnerships were sold and the Partnership's Local Partnership Interests in sixteen subsidiary partnerships were sold (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes are located in Alabama (4), Arkansas (7), Florida (1), Georgia (3), Indiana (3), Kentucky (1), Michigan (4), Missouri (1), North Carolina (1), Oregon (1), South Carolina (1) and Texas (2).

The 29 Apartment Complexes owned by the Local Partnerships at March 25, 2001 contain a total of 2,795 rental units. The largest of the Apartment Complexes consists of 200 units; the smallest Apartment Complex contains 49 units. Construction of each Apartment Complex was completed between 1970 and 1983.

The Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex, except for the Apartment Complexes owned by Saraland Apartments, Ltd., Park of Pecan I, Ltd. and Park of Pecan II, Ltd., is located in the vicinity of other housing developments receiving Government Assistance. The Partnership's Local Partnership Interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold on February 26, 1999.


All of the Apartment Complexes are subject to existing permanent first mortgages
(the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE

                                       Government
                                         Assistance             Percentage of Units
Name and Location             Year           HUD                                          Occupied at December 31,
                                       ---------------                             --------------------------------
(Number of Units)         Completed    Programs(a)  2000   1999  1998   1997  1996
-----------------         ---------    -----------  ----   ----  ----   ----  ----




Knollwood I                  1978       Sec.221(d)(4)(e)   (e)    (e)   (e)     96%
Mobile, AL (192)
Knollwood II                 1979       Sec.221(d)(4)(e)   (e)    (e)   (e)     99%
Mobile, AL (192)
Knollwood III                1981       Sec.221(d)(4)(e)   (e)    (e)   (e)     99%
Mobile, AL (192)
Knollwood, IV                1983       Sec.221(d)(4)(e)   (e)    (e)   (e)     98%
Mobile, AL (128)
Parklane II                  1977       Sec.221(d)(4)(e)   (e)    (e)   (e)     99%
Mobile, AL(140)
Cedarbay                     1981       Sec.221(d)(4)(n)    93%    94%   88%    84%
Mobile, AL(112)
Northwoods III Apts.         1982       Sec.221(d)(4)87%    87%    88%   96%    96%
Pensacola, FL (192)
Westminster Manor Apts.      1972       Sec.221(d)(4)(f)   (f)    (f)   (f)     97%
Arvada, CO (280)                               HAP
Northgate Townhouse Apts.    1977       Sec.221(d)(4)(f)   (f)    (f)   (f)     99%
Thornton, CO (184)                             HAP
Hackley Village              1971       Sec.236      93%    98%   100%   94%   100%
Muskegon, MI (54)                              HAP
Huntley #1                   1972       Sec.236      98%    95%    98%   95%    99%
Holt, MI (88)                                  HAP
Huntley #2                   1973       Sec.236      99%    97%    99%  100%    99%
Holt, MI (72)                                  HAP
Seymour O'Brien Manor Apts.  1972       Sec.236     100%   100%    98%   95%    96%
Seymour, IN (56)                               HAP
Washington Highland Apts.    1972       Sec.236      96%    93%   100%   88%    98%
Washington, IN (56)                            HAP
Vincennes Niblack Apts.      1972       Sec.236      96%    91%    94%   86%    97%
("Autumn Ridge Apartments")                    HAP
Vincennes, IN (144)
Casa Ramon Apartments        1974       Sec.236     (n)     99%   100%  100%   100%
Orange, CA (75)                                HAP
Nu-Elm Apartments            1972       Sec.236      92%    99%    94%  100%    99%
Springfield, MI (72)                           HAP
Buttonwood Acres             1973       Sec.236     (f)    (f)    (f)   (f)    100%
New Bedford, MA (132)                        HAP(b)
Rockdale West                1974       Sec.236     (i)    (i)    (i)   100%   100%
New Bedford, MA (225)                         HAP(b)
Solemar                      1976           (c)     (o)     98%   100%  100%   100%
South Dartmouth, MA (200)
Decatur Apartments           1971       Sec.236     (o)    (l)     84%   74%    93%
Decatur, AL (100)                              HAP
Florence Apartments          1973       Sec.236     (o)    (l)     94%   90%    89%
Florence, AL (96)
Saraland Apartments (g)      1972       Sec.236       0%     0%     0%    0%    97%
Saraland, AL (60)                              HAP
University Gardens Apts.     1971       Sec.236     100%   100%   100%  100%   100%
Waxahachie, TX (104)
Southside Village Apts.      1972       Sec.236      91%    96%    97%  100%    98%
Brownwood, TX (104)                            HAP
Dickens Ferry Apartments     1972       Sec.236     (o)    (l)     95%   94%    90%
Mobile, AL (80)                                HAP
Bonnie Doone Apartments      1972       Sec.236     (o)    (l)     97%   93%    88%
Athens, AL (60)                                HAP
Conifer 208 (Conifer Village)           1972    Sec.236    (n)     97%  100%    95%     100%
Spokane, WA (64)                               HAP
Conifer 307 (Fircrest)       1973       Sec.236     (k)    (k)     97%   95%    97%
Beaverton, OR (60)                             HAP
Conifer 317 (Pinewood)       1974       Sec.236     100%    98%    92%   94%    96%
Hillsboro, OR (50)
Bicentennial Apts.           1976       Sec.221(d)(4)(d)   (d)    (d)   (d)    (d)
Houston, TX (292)
Bellfort Apts.               1979       Sec.221(d)(4)(k)   (k)     93%   94%    94%
Houston, TX (272)                              HAP
Cloisters (Sundown)          1974       Sec.236     (n)     98%    98%   98%    98%
Birmingham, AL (192)                           HAP
Cabarrus Arms                1974       Sec.236      95%    96%    96%   96%    96%
Kannapolis, NC (76)                            HAP
Summer Arms Apts.            1974       Sec.236      98%    96%    96%  100%    91%
Sumter, SC (100)                               HAP
Lexington Village            1973       Sec.236      95%    97%    98%   98%    99%
Conyers, GA (108)                              HAP
Ware Manor                   1971       Sec.236      93%    98%    98%   99%    94%
Waycross, GA (84)                              HAP
Nottingham Woods Apts.       1974       Sec.236      97%    92%    96%   99%    99%
Oxford, AL (144)
Hathaway Court               1974       Sec.236     100%   100%    99%   99%    99%
Covington, KY (159)                            HAP
Tall Pines                   1972       Sec.236      98%    99%    97%   98%   100%
La Grange, GA (115)                            HAP
Shelton Beach Apts.          1975       Sec.221(d)(4)92%    83%    91%   96%    94%
Saraland, AL (112)
Northpointe II               1978       Sec.221(d)(4)93%    86%    86%   94%    98%
Saraland, AL (80)
Caroline Forest Apts.        1973       Sec.236     (o)    100%   100%  100%    99%
Salem, VA (72) (m)
Park of Pecan I              1979       Sec.221(d)(4)(i)   (i)    (i)    93%    94%
Rosenberg, TX (137)
Park of Pecan II             1978       Sec.221(d)(4)(i)   (i)    (i)    88%    93%
Rosenberg, TX (136)
Villa Apollo No. 1           1971       Sec.236     (j)    (j)     90%   90%    89%
Brownstown Township, MI (112)                  HAP
Carlton Terrace Apartments   1973       Sec.236     (j)    (j)     98%   99%    99%
Sterling Heights, MI (300)
Cranbrook Manor Apartments   1970       Sec.236     (j)    (j)     78%   82%    80%
Lansing, MI (136)                              HAP
Oakbrook Villa Apartments    1970       Sec.236     (k)    (k)     91%   84%    90%
Romulus, MI (352)                              HAP
Pebble Creek                 1973       Sec.236     100%   100%    99%   99%    98%
East Lansing, MI (186)
Villa Apollo No. 2           1971       Sec.236     (j)    (j)     89%   86%    89%
Brownstown Township, MI (286)                  HAP
Greenwood Manor              1974       Sec.236      91%    92%    80%   94%    92%
Pine Bluff, AR (64)                            HAP
Malvern Manor                1974       Sec.236      90%    98%    92%  100%    96%
Malvern, AR (50)                               HAP
Hereford Manor               1973       Sec.236      94%    84%    92%   94%    98%
Siloam Springs, AR (50)                        HAP
Henslee Heights              1974       Sec.236     100%   100%    97%   97%    99%
Pine Bluff, AR (78)                            HAP
Oakwood Manor                1972       Sec.236      76%    82%    92%   92%    91%
Little Rock, AR (200)                          HAP
West Scenic Apartments       1971       Sec.236     (n)     95%    95%   97%    93%
North Little Rock, AR (150)
Robindale East Apartments    1974       Sec.236      73%    91%    87%   91%    88%
Blytheville, AR (88)                           HAP
Southwest Apartments         1970       Sec.236      94%    94%    96%   94%   100%
Little Rock, AR (49)                           HAP
Valley Arms                  1975       Sec.236     (k)    (k)     28%   55%    74%
Statesville, NC (100)                          HAP
Lancaster Manor              1970       Sec.221(d)(3)(h)   (h)    (h)   100%   100%
San Diego, CA (248)

(a) The Partnership invested in Local Partnerships owning existing Apartment Complexes which receive either federal or state subsidies. HUD, through FHA, administers a variety of subsidies for low and moderate-income housing. FHA administers similar housing programs for non-urban areas. The federal programs generally provide one or a combination of the following forms of assistance: (1) mortgage loan insurance, (2) rental subsidies and (3) reduction of mortgage interest payments.

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

(m) The Partnership's Local Partnership Interest in this Local Partnership was sold on March 31, 2000 (see Item 7. below).

(n) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2001.

(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 21, 2001.

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

Item 3.  Legal Proceedings.

This information is incorporated by reference to the discussion of Saraland, McConnell v. Hutton Advantaged Properties L.P., Southwest Apartments Ltd. and University Gardens Apartments Ltd. and Southside Village Apartments Ltd. in the Results of Operations of Certain Local Partnerships contained in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below, and Note 11 to the financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise and Note 11 to the financial statements..

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 2001, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 30, 2001, there were approximately 4,463 registered holders of Limited Partnership Interests.

In March 2001, a distribution of approximately $1,389,000 and $14,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $1,403,000 for the year ended March 25, 2001, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. In March 2000, a distribution of approximately $1,980,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,000,000 for the year ended March 25, 2000, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. In March 1998, a distribution of approximately $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,017,000 for the year ended March 25, 1998, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. With the exception of these distributions, the Partnership had made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2001. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes that receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.




Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                                         Year Ended
                                                 March 25,
OPERATIONS                    2001                     1999         1998         1997
----------              -------------------      -----------  -----------------------
                                     2000
                                     ----

Revenues                $34,185,019 $            $            $            $
                                    38,002,609   36,695,719   37,441,984   37,758,333
Operating expenses      (28,223,218) (35,058,379) (39,658,795) (45,106,539) (50,688,289)
Loss on impairment               0           0   (2,399,391)           0     (939,612)
  of assets
Minority interest
                        -----       --           ----------   --------
                          (888,911) (3,110,714)      (4,662)      57,040        3,063
                          --------- ----------       ------       ------        -----

Income (loss) before     5,072,890    (166,484)  (5,367,129)               (13,866,505)
  extraordinary item                                          (7,607,515)

Extraordinary           21,773,849  23,069,821
                        ----------  ----------   ---          --
  item-forgiveness                                4,232,663   28,257,707   11,502,877
                                                  ---------   ----------   ----------
  of indebtedness

Net income (loss)       $26,846,739 $22,903,337  $            $            $
                         ==========  ==========   ==           ==
                                                 (1,134,466)  20,650,192   (2,363,628)
                                                 ==========-  ==========   ==========

Income (loss) before    $           $            $            $            $
  extraordinary item           416         (14)        (440)        (624)      (1,137)
                                                           -
  per BAC
Extraordinary item
                        ---------   ---------    ------------ ----------
  per Unit                   1,785       1,892          347        2,317          943
                             -----       -----          ---        -----          ---

Net income (loss)       $           $            $            $            $
                         ========    =========    ============ ==========
  per Unit                   2,201       1,878          (93)       1,693         (194)
                             =====       =====          ===        =====         ====-

                                                                         Year Ended
                                                 March 25,
FINANCIAL POSITION            2001                     1999         1998         1997
------------------      -------------------      -----------  -----------------------
                                     2000

Total assets            $           $            $112,436,709 $121,697,254 $157,162,664
                         ==          ==           ===========  ===========  ===========
                        51,182,923  81,413,006

Long-term obligations   $103,353,307$162,421,389 $212,711,021 $223,367,991 $275,088,044
                         =========== ===========  ===========  ===========  ===========

Total liabilities       $113,797,425$169,474,875 $221,443,873 $230,161,240 $284,145,026
                         =========== ===========  ===========  ===========  ===========

Minority interest       $           $            $            $            $
                         =======     ======       =======      ===========
                           638,628     635,465      593,370        2,082      116,611
                           =======     =======      =======        =====      =======

For the years ended March 25, 1999 and 1997, there were decreases in assets primarily due to loss on impairment of assets. During the years ended March 25, 1997, 1998, 1999, 2000 and 2001, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1997, 1998, 1999, 2000 and 2001 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Liquidity and Capital Resources

General

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of fiscal year 2000, the Partnership had interests in 40 Local Partnerships. During the fiscal year ended March 25, 2001, the property and the related assets and liabilities owned by five subsidiary partnerships were sold to third parties and the Purchase Money Note Holder and the Partnership's Local Partnership Interests in six subsidiary partnerships were sold to third parties and the Purchase Money Note Holder. Through the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by sixteen subsidiary partnerships were sold and the Partnership's Local Partnership Interests in sixteen subsidiary partnerships were sold. As of March 25, 2001, the Partnership owned interests in 29 Local Partnerships.

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

During the year ended March 25, 2001, cash and cash equivalents of the Partnership increased approximately $848,000. This increase is due to proceeds from the sale of property ($14,466,000) and a decrease in mortgage escrow deposits ($57,000) which exceeded principal payments of Purchase Money Notes ($2,669,000), repayments of mortgage notes payable ($7,218,000), a decrease in the capitalization of minority interest ($886,000), costs paid relating to sale of property ($249,000) and acquisition of property and equipment and property and equipment held for sale ($1,535,000). Included in the adjustments to reconcile the net income to cash used in operating activities is gain on sale of property ($15,821,000), forgiveness of indebtedness income ($21,774,000) and depreciation ($3,212,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,514,000, $2,293,000 and $1,891,000, were accrued and unpaid as of March 25, 2001, 2000 and 1999, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $6,550,000, $6,993,000 and $376,000 were made to the Partnership during the 2000, 1999 and 1998 Fiscal Years, respectively, of which approximately $5,147,000, $1,067,000 and $227,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $598,000, $6,000 and $13,000 for the 2000, 1999 and 1998 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

Partnership management fees owed to the General Partners amounting to approximately $2,178,000 and $1,942,000 were accrued and unpaid as of March 25, 2001 and 2000, respectively.

Tax Matters

The Tax Reform Act of 1986 provides that as of 1991, the passive losses generated by the Partnership may only be used to shelter passive income or, in the alternative, may be carried forward to offset a gain, if any, upon the sale of properties.

Government Programs and Regulations

For a discussion of Government Programs and Regulations see Item 1.  Business.

Purchase Money Notes
For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Sale of Underlying Properties/Local Partnership Interests
For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 to the Financial Statements.

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

For the year ended March 25, 2001, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2001, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 2000, 1999 and 1998 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income, other income and loss on impairment of assets remained fairly constant for the 2000, 1999 and 1998 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance. HUD has provided mortgage insurance to four of the Local Partnerships pursuant to Section 221(d)(4) of the NHA, thirty-seven of the Local Partnerships receive mortgage insurance or have entered into interest reduction agreements with HUD under its Section 236 program and receive interest subsidy payments from HUD. One Local Partnership receives interest credit subsidies from MHFA pursuant to Section 13A of the Massachusetts Act of 1966 and monthly rent supplements pursuant to Section 707 of the Massachusetts Acts of 1966. In addition, HUD (or MHFA) has provided rental assistance payments for a percentage of the apartment units owned by twenty-eight of the Local Partnerships pursuant to HAP Contracts.

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

Net income (loss) during the 2000, 1999 and 1998 Fiscal Years totaled $26,958,501, $22,903,337 and $(1,134,466), respectively.

Excluding the 2000, 1999 and 1997 Fiscal Years, in which the Partnership generated passive income due to sales of the properties and the related assets and liabilities owned by subsidiary partnerships and the Partnership's Local Partnership Interest in subsidiary partnerships, the Partnership has met the investment objective of generating tax benefits in the form of passive losses (which Limited Partners may use to offset passive income from other sources). This passive income may be offset by the carryforward of any unused passive losses from prior years; however to date the Partnership has been unable, and it does not appear in the future to be able, to provide cash distributions to the Limited Partners other than from the proceeds of sale of underlying properties.

2000 vs. 1999
Rental income decreased by 28% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding Oakbrook Villa Apartments, Lancaster Manor Associates, Ltd., Bellfort Apartments, Valley Arms, Conifer 307, Casa Ramon Apartments, Cloisters (Sundown), Conifer 208, and Cedarbay which sold their properties and related assets and liabilities and Park of Pecan I, Ltd., Park of Pecan II, Ltd., Villa Apollo Associates Limited Partnership, Villa Apollo #2 Associates Limited Partnership, Carlton Terrace Apartments Limited Partnership, Cranbrook Manor Apartments, Caroline Forest Apartments, Bonnie Doone Apartments, Dickens Ferry Apartments, Decatur Apartments, Florence Apartments and Solemar in which the Partnership sold its Local Partnership interests (collectively, the "Sold Assets"), rental income increased by approximately 2% during the 2000 Fiscal Year compared to the 1999 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately 5% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding Sold Assets, income increased approximately 19% primarily due to an increase in laundry income at two Local Partnerships as well as an increase in interest income at the Partnership level due to higher cash and cash equivalent balances in 2000.

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 2000 Fiscal Year (see Notes 10 and 11, respectively, in the Item 8. Financial Statements and Supplemental Data, below).

Total expenses, excluding the Sold Assets and financial, remained fairly consistent with an increase of approximately 2% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year.

Financial expense increased approximately 8% for the 2000 Fiscal Year as compared to the 1999 Fiscal Year. Excluding the Sold Assets, such expense increased approximately 55% during the 2000 Fiscal Year as compared to the 1999 Fiscal Year due to an increase in Purchase Money Note interest expense as a result of certain Purchase Money Notes reaching maturity wherein the interest rate increases pursuant to the Purchase Money Notes agreements.

Administrative and management, administrative and management-related parties, operating, repairs and maintenance, taxes and insurance, and depreciation decreased approximately $920,000, $461,000, $1,221,000, $2,346,000, $855,000 and
$1,703,000, respectively, during the 2000 Fiscal Year compared to the 1999 Fiscal Year. Excluding the Sold Assets and Pinewood, Summer Arms, Cabarrus Arms, Oakwood Manor, Robindale East, West Scenic, Huntley #1, Huntley #2, Tall Pines, Ware Manor, Washington Highlands, Vincennes Niblack and Seymour O'Brien for depreciation only, such expenses increased (decreased) approximately $104,000, ($47,000), $91,000, $63,000, $64,000 and $17,000, respectively, during the 2000
Fiscal Year compared to the 1999 Fiscal Year.

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

Results of Operations of Certain Local Partnerships

Saraland Apartments, Ltd.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (EPA) "Superfund Cleanup List". During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. However, as of February 1997, the EPA, along with other agencies, concluded that the apartment residents should not return to the site, and the tenants were permanently relocated. The EPA has since concluded that the apartments will have to be demolished in order to accomplish the removal of contamination that has been found to exist underneath the buildings.

On March 21, 2001, Saraland filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The schedules list total assets valued at $924 and liabilities of $12,962,501. The value of the land is listed as undetermined and the Department of Housing and Urban Development ("HUD") possesses a secured claim related to mortgages it holds in the estimated amount of $681,527. The filing was commenced in response to a nonjudicial foreclosure brought by HUD.

The remaining liabilities consist of unsecured nonpriority claims, the bulk of which relate to a claim held by the U.S. Environmental Protection Agency ("USEPA") and Rentokil Initial Environmental Services, Inc., in the amount of $12,000,000. This claim relates to a lawsuit under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act, which is currently pending in the District Court for the Southern District of Alabama (the "District Court") against Saraland and others who it claims are potentially responsible parties. Redwing Carriers, Inc., a codefendant in the USEPA lawsuit, has commenced an action, also in the District Court, to recover all or a pro rata share of its environmental response costs from Saraland and others.

Another lawsuit, pending in Circuit Court, Mobile County, Alabama, was filed by the former tenants of Saraland against Saraland and Redwing Carriers, Inc., and is also related to the environmental issues.

The bankruptcy case is at its initial stages. The debtor has not filed a plan of reorganization or disclosure statement.

Due to the uncertainty of the outcome of these lawsuits, no loss contingency has been accrued in the accompanying financial statements. The Local Partnership has virtually abandoned the property, and is not making payments on its mortgage loan.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2001 and 2000, respectively, and the minority interest balance was $21,000 and $22,000, respectively. Saraland's net loss after minority interest amounted to approximately $32,000, $20,000 and $24,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Bellfort Associates, Ltd.
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound Purchase Money Note payable to Finger Companies since 1992. The original maturity date of the Purchase Money Note was the twelfth anniversary of the transaction date, or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the Purchase Money Note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1997 and November 1, 1998, Bellfort exercised the option to extend the term. On November 1, 1999, all of the outstanding principal plus deferred interest came due, and since Bellfort's operations did not generate sufficient cash flows to pay principal and interest on the Purchase Money Note, the terms of the Purchase Money Note were being renegotiated at December 31, 1999. Accumulated deferred interest at December 31, 1999 and 1998 was approximately $4,379,000 and $4,058,000, respectively. The Purchase Money
Note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this Purchase Money Note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

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

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure and Bellfort's Purchase Money Note payable was due on November 1, 1999. Bellfort's forecasted cash flows for 2000 indicate a significant shortfall of amounts needed to repay such Purchase Money note and the related deferred interest. On January 6, 2000, the property and the related assets and liabilities of Bellfort were sold to the Purchase Money Note holder for $175,000, resulting in a loss in the amount of approximately $4,185,000 and forgiveness of indebtedness income of approximately $11,940,000.

Valley Arms, Ltd.
The Valley Arms, Ltd. ("Valley Arms") financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Local Partnership filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1998. On March 23, 1999, the United States Bankruptcy Court issued an order approving a contract to sell the sole revenue producing asset owned by the Local Partnership, an apartment complex to an unaffiliated third party for $1,600,000. That sale closed on April 13, 1999. The proceeds from the sale were used to repay HUD in full, extinguish other complex related liabilities and pay closing expenses. The remaining proceeds were being held in trust and could only be disbursed upon order of the bankruptcy court. During the year ended December 31, 2000, all of these proceeds were distributed. These factors, among others, raise substantial doubt about the Local Partnership's ability and intent to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not applicable.



Item 8.  Financial Statements and Supplementary Data.
                                                                         Sequential
                                                                               Page
                                                                         ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         29

         Consolidated Balance Sheets at March 25, 2001 and 2000              161

         Consolidated Statements of Operations for the Years Ended March 25, 2001, 2000 and 1999 162

         Consolidated Statements of Changes in Partners' Deficit for the Years Ended March 25, 2001, 2000 and 1999 163

         Consolidated Statements of Cash Flows for the Years Ended March 25, 2001, 2000 and 1999 164

         Notes to Consolidated Financial Statements                          167

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2001 and 2000, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 2001, 2000 and 1999 (the 2000, 1999 and 1998 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 43 (2000 Fiscal Year), 48 (1999 Fiscal Year) and 52 (1998 Fiscal Year) subsidiary partnerships whose net income (losses) aggregated $11,048,206, $30,130,274 and ($1,776,341) for the 2000, 1999 and 1998
Fiscal Years, respectively, and whose assets constituted 86% and 91% of the Partnership's assets at March 25, 2001 and 2000, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2001 and 2000, and the results of their operations and their cash flows for the years ended March 25, 2001, 2000 and 1999, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainties of these subsidiary partnerships' abilities to continue in existence. The auditors for one of these subsidiary partnerships disclaimed an opinion on the 2000 Fiscal Year financial statements due to the refusal of management to provide written representations. These three subsidiary partnerships' net income (losses) aggregated $7,657,097, ($529,521) and ($1,053,175) for the 2000, 1999 and 1998 Fiscal Years,
respectively, and their assets aggregated $212,614 and $4,838,368 at March 25, 2001 and 2000, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 14, 2001

[REZNICK FEDDER & SILVERMAN LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Partners
Cedarbay, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Cedarbay, Ltd. for the year ended December 31, 2000. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects, the changes in net assets in liquidation for the year ended December 31, 2000, in conformity with generally accepted accounting principles.

As described in note A to the financial statement, on June 19, 2000, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On December 20, 2000, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 8 through 10 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 19, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northwoods III Apartments, Ltd.

We have audited the accompanying balance sheets of Northwoods III Apartments, Ltd. as of December 31, 2000 and 1999, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwoods III Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

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

/s/ Resnick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Hackley Village Associates #1, HUD Project #047-44030-LDP-SUP, as of December 31, 2000, and the related statements of income, and cash flows, and changes in partner's equity for the year then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley Village Associates #1 as of December 31, 2000, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government auditing Standards, we have also issued a report dated February 7, 2001, on our consideration of Hackley Village Associates' internal controls and a report dated February 7, 2001, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 7, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 10,1999

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 2000, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issue a report dated January 22, 2001 on our consideration of Huntley Associates' internal controls and a report dated January 22, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 14,1999

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 2000, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 25, 2001 on our consideration of Huntley Associates #2's internal controls and a report dated January 25, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 25, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 1999

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at December 31, 2000, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated January 15, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 24, 1999

[Letterhead of Bordman & Winnick]

Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of December 31, 2000, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 14, 2001 on our consideration of Washington Highland Apartment (a Limited Partnership) internal controls and a report dated January 14, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 14, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 19,1999

[Letterhead of BORDMAN & WINNICK]

Independent Auditors Report

To the Partners of
AUTUMN RIDGE APARTMENTS Formerly known as
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project No. 073-58501 LDP of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 2000, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project # 073-58501 LDP as at December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 22, 2001 on our consideration of AUTUMN RIDGE APARTMENTS' formerly known as Vincennes Niblack Apartments (A Limited Partnership) internal controls and reports dated January 22, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 1998

[Letterhead of Bordman & Winnick]

To the Partners of
Casa Ramon Apartments

INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheet of Project #122-44476 LDP-SUP of Casa Ramon Apartments (A Limited Partnership) as at July 14, 2000, and the related statements of operations and changes in partner's equity for the period then ended. We have also audited the statements of cash flows for the period ended July 14, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #122-44476 LDP-SUP as at July 14, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supporting information included in the report (shown on page 9) are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Casa Ramon Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated September 19, 2000 on our consideration of Casa Ramon Apartments' internal controls and a report dated September 19, 2000, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
September 19, 2000

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 25, 1999

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 2000, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 2000, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 15, 2001 on our consideration of Nu-Elm Apartments (A Limited Partnership) internal controls and a report dated January 15, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2001

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 20, 1999

[Letterhead of Lefkowitz, Garfinkel, Champi & DeRienzo P.C.]

Independent Auditors' Report

The Partners
Solemar at South Dartmouth Limited Partnership
Quincy, Massachusetts

We have audited the accompanying balance sheet of Solemar at South Dartmouth Limited Partnership, MHFA Project No. 72-085-N, as of December 31, 2000, and the related statements of operations, partners' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Solemar at South Dartmouth Limited Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity (deficiency) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

In accordance with Government Auditing Standards, we have also issued our report dated January 30, 2001 on our consideration of the Partnership's internal control over financial reporting and on its compliance with laws and regulations. That report is a integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
January 30, 2001

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 23,2000

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

/s/ Lefkowitz, Garfinkel, Champi & DeRienzo P.C.
Providence, Rhode Island
February 9, 1999

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Decatur Apartments, Ltd.
Decatur, Alabama

We have audited the accompanying balance sheet of Decatur Apartments, Ltd. (the Project), Project No. 062-44012-LD as of June 30, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of June 30, 2000 and the results of its operations, changes in owners' equity and cash flows for the six months then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 24, 2000 on our consideration of the Project's internal controls and reports dated July 24, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 24 2000
[Letterhead of BROWDER & ASSOCIATES, P.C.]

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

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Florence Apartments, Ltd.
Florence, Alabama

We have audited the accompanying balance sheet of Florence Apartments, Ltd. (the Project), Project No. 062-44083-LD, as of June 30, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of June 30, 2000 and the results of its operations, changes in owners' equity and cash flows for the six months then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 24, 2000 on our consideration of the Project's internal controls and reports dated July 24, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 24, 2000

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

[Letterhead of BROWDER & ASSOCIATES, P.C.]
Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), Project No. 062-44065-LD, as of December 31, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2000 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Project will continue as a going concern. As discussed in the Notes to the Financial Statements, the Project is located on an Environmental Protection Agency "Superfund Cleanup" site and has been determined to be uninhabitable. The Project is a party to related litigation of which the outcome is uncertain. The Project is also in default on the mortgage and future financing is uncertain. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in the footnotes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 15, 2001 on our consideration of the Project's internal controls and reports dated January 15, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2001

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

[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., Project No. 112-44200 LD, (a limited partnership) as of December 31, 2000 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of University Gardens Apartments LTD. at December 31, 2000 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 7, 2001 on our consideration of University Gardens Apartments, Ltd.'s internal control structure and reports dated February 7, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 7, 2001

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 4, 1999
[Letterhead of Crabtree, Crabtree & Hatter, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village Apartments LTD., Project No. 113-44076 LD, (a limited partnership) as of December 31, 2000 and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, present fairly in all material respects, the financial position of Southside Village Apartments LTD. at December 31, 2000 and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Guide, we have also issued a report dated February 11, 2001 on our consideration of Southside Village Apartments, Ltd.'s internal control structure and reports dated February 11, 2001 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the non-major HUD program and specific requirements applicable to Affirmative Fair Housing.

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 11, 2001

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

/s/ Crabtree, Crabtree & Hatter, L.L.P.
Certified Public Accountants
Azle, Texas
February 5, 1999

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Dickens Ferry Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Dickens Ferry Apartments, Ltd. (the Project), Project No. 062-44055-LD as of June 30, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of June 30, 2000 and the results of its operations, changes in owners' equity and cash flows for the six months then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 24, 2000 on our consideration of the Project's internal controls and reports dated July 24, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD program, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 24, 2000

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

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Bonnie Doone Apartments, Ltd.
Athens, Alabama

We have audited the accompanying balance sheet of Bonnie Doone Apartments, Ltd. (the Project), Project No. 062-44045-LD, as of June 30, 2000, and the related statements of profit and loss, changes in owners' equity, and cash flows for the six months then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of June 30, 2000 and the results of its operations, changes in owners' equity and cash flows for the six months then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated July 24, 2000 on our consideration of the Project's internal controls and reports dated July 24, 2000 on its compliance with laws and regulations applicable to the basic financial statements, specific requirements applicable to the major HUD programs, specific requirements applicable to the nonmajor HUD program, and specific requirements applicable to Fair Housing and Non-Discrimination.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O. Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 24, 2000

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

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 208, A Limited Partnership
Tacoma, Washington

We have audited the statement of net assets available for liquidation of Conifer 208, A Limited Partnership, as of December 31, 2000, and the related statement of changes in net assets in liquidation for the period from December 21, 2000 to December 31, 2000. In addition, we have audited the statement of income from operations for the period from January 1, 2000 to December 21, 2000 and this statement of changes in partners' equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements, closing on the sale of the rental property occurred December 21, 2000, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting, for periods subsequent to December 21, 2000, from the going-concern basis to liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation of Conifer 208 as of December 31, 2000, the results of its operations for the period January 1, 2000 to December 21, 2000, the changes in its net assets in liquidation for the period from December 21, 2000 to December 31, 2000, and its cash flows for the twelve months ended December 31, 2000 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 5, 2001

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 14, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 307, A Limited Partnership
Tacoma, Washington

We have audited the statement of net assets available for liquidation of Conifer 307 Oreg.Ltd., (a Limited Partnership), as of May 31, 2000, and the related statement of changes in net assets in liquidation for the period from March 9, 2000 to May 31, 2000. In addition, we have audited the statement of income from operations for the period from January 1, 2000 to March 8, 2000 and the statements of changes in partners' equity and cash flows for the five months ended May 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about weather the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 2 to the financial statements., closing on the sale of the rental property occurred March 8, 2000, and the Partnership commenced liquidation shortly thereafter. As a result, the Partnership has changed its basis of accounting, for periods subsequent to March 8, 2000, from the going-concern basis to liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for liquidation of Conifer 307 Oreg. Ltd. as of May 31, 2000, the results of its operations for the period January 1, 2000 to March 8, 2000, the changes in its net assets in liquidation for the period from March 9, 2000 to May 31, 2000, and its cash flows for the five months ended May 31, 2000 in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
June 20, 2000

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 24, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, An Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 2000 and 1999, and the related statements of income, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, An Oregon Limited Partnership, as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information shown on pages 10 to 14 is presented for purposes of additional analysis for the year ended December 31, 2000, and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements for that year, and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated February 3, 2001, on our consideration of the Partnership's internal controls and reports, dated February 3, 2001, on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our related audit.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 3, 2001

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 22, 2000

[Letterhead of Deloitte & Touche LLP]

INDEPENDENT AUDITORS' REPORT

To the Partners
Bellfort Associates, Ltd.

We have audited the accompanying balance sheets of Bellfort Associates, Ltd. (the "Partnership"), a Texas limited partnership, as of January 12, 2000 and December 31, 1999, and the related statements of operations, partners' equity (deficiency), and cash flows for the period January 1, 2000 through January 12, 2000 and each of the two years in the period ended December 31, 1999 and 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Bellfort Associates, Ltd. as of January 12, 2000 and December 31, 1999, and the results of its operations and its cash flows for the period January 1, 2000 through January 12, 2000 and each of the two years in the period ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America

As discussed in Notes 1 and 4 to the financial statements, the Partnership sold its income producing property on January 12, 2000 which raises substantial doubt about the Partnership's ability to continue as a going concern. The General Partner has indicated that the Partnership is expected to be terminated in 2000.

/s/ Deloitte & Touche LLP
Houston, Texas
August 23, 2000

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

/s/ Deloitte & Touche LLP
Houston, Texas
March 20, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cloisters Associates, Ltd.
Atlanta, Georgia

We have audited the balance sheets of Cloisters Associates, Ltd.("the Partnership") as of November 8, 2000 and December 31, 1999, and the related statements of operations, changes in partners' capital (deficit), and cash flows for the period ended November 8, 2000 and each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cloisters Associates, Ltd. at November 8, 2000 and December 31, 1999, and the results of its operations and its cash flows for the period ended November 8, 2000 and each of the two years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
December 15, 2000

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 27, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates ("the Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 24, 2001

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 26, 2000

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2000, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 2, 2001

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 2000, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 2, 2001

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Ware Manor Associates
Waycross, Georgia

We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of December 31, 2000, 1999 and 1998 and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 2, 2001

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited
("the Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 25, 2001

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 28, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of December 31, 2000 and 1999, and the related statements of operations, changes in partners' capital deficit, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 26, 2001

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 27, 2000

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of December 31, 2000, 1999 and 1998, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of December 31, 2000, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 2, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

We have audited the accompanying balance sheets of Shelton Beach Apartments, Ltd. as of December 31, 2000 and 1999, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shelton Beach Apartments, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

We have audited the accompanying balance sheets of Northpointe II, Ltd. as of December 31, 2000 and 1999, and the related statements of revenue and expenses, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northpointe II, Ltd. as of December 31, 2000 and 1999, and the results of its operations, the changes in partners' capital and cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 12, 2000

[Letterhead of KPMG LLP]

Independent Auditors' Report

The Partners
Caroline Forest Apartments:

We have audited the accompanying balance sheet of Caroline Forest Apartments Limited Partnership (a Virginia Limited Partnership) as of March 31, 2000, and the related statements of profit and loss, changes in partners' equity and cash flows for the three-month period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments Limited Partnership (aVirginia Limited Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three-month period then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated July 7, 2000 on our consideration of the Partnership's internal control over financial reporting and a report dated July 7, 2000 on our tests of its compliance with certain provisions of laws and regulations. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplementary information as listed in the accompanying table of contents, is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ KPMG LLP
Roanoke, Virginia
July 7, 2000

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

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 2000, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 2000, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information of Pebble Creek LDHA, MSHDA NO. 277 on pages 10 to 16 is presented for the purposes of additional analysis and is not a required part of the basic financial statements. This additional information is the responsibility of the partnership's management. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report dated January 18, 2001 on our consideration of the partnership's internal control structure and a report dated January 18, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 18, 2001

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
February 8, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying balance sheet of Greenwood Manor, Ltd., (the "Partnership") as of December 31, 2000, and the related statements of income, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Manor, Ltd. as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 18, 2001, on our consideration of Greenwood Manor Ltd.'s internal control and reports dated January 18, 2001, on its compliance with specific requirements applicable to major HUD programs and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 18, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying financial statements of Malvern Manor, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001, on our consideration of Malvern Manor, Ltd.'s internal control and reports dated January 24, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 24, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 29, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying financial statements of Hereford Manor, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2000, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated February 2, 2001, on our consideration of Hereford's internal control and reports dated February 2, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and nondiscrimination. Those reports are an integral part of an audit performed in accordance with government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 12, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:

We have audited the accompanying financial statements of Henslee Heights, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 24, 2001, on our consideration of Henslee Heights, Ltd.'s internal control structure and reports dated January 24, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and nondiscrimination. Those reports are integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 and 10 is presented for the purpose of additional analysis. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 24, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 22, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying financial statements of Oakwood Manor, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated January 30, 2001, on our consideration of Oakwood Manor, Ltd.'s internal control and a report dated January 30, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to non-major HUD transactions and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplementary information shown on pages 9 and 10 is presented for the purpose of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 30, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying financial statements of West Scenic Apartments, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs, we have also issued a report dated January 31, 2001, on our consideration of West Scenic Apartments, Ltd.'s internal control and reports dated January 31, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 31, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 8, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 29, 20001, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated January 29, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 29, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 10, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying financial statements of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 2000, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with generally accepted accounting principles.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2001, on our consideration of Southwest Apartments, Ltd.'s internal control and reports dated January 25, 2001, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to fair housing and non-discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 27, 1999

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Valley Arms, Ltd.:

We are engaged to audit the accompanying balance sheet of Valley Arms, Ltd. (the "Partnership") as of December 31, 2000, and the related statements of profit and loss, partners' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the General Partner.

Management has refused to provide written representations as to its responsibility for the fair presentation of the financial statements and other matters which could materially affect the amounts and classification of items included in the financial statements. Such representations are required under generally accepted auditing standards.

Since the management of the Partnership has refused to provide written representations as noted in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, and opinion on the financial statements referred to above.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 1, 2001

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

/s/ Bick Fredman & Co.
Cleveland, Ohio
January 13, 1999 except for Note 9, as to
which the date is March 29, 1999

                                      -165-
J:\PFK\March\CAM1\Cam1.doc
      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                            March 25,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Property and equipment - net, less accumulated
  depreciation (Notes 2, 4 and 6)                       $  20,186,022 $  52,714,919
Property and equipment -
  held for sale (Notes 2, 4, 6 and 7)                      18,795,939    13,550,070
Cash and cash equivalents (Notes 2 and 11)                  4,943,694     4,095,787
Cash - restricted for tenants' security deposits (Note 3)     541,659       768,762
Mortgage escrow deposits (Notes 3, 5 and 6)                 5,654,637     9,180,023
Prepaid expenses and other assets (Note 8)                  1,060,972     1,103,445
                                                        ------------- -------------

Total assets                                            $  51,182,923 $  81,413,006
                                                         ============  ============


                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
Mortgage notes payable (Notes 3 and 6)                  $  27,753,150  $ 44,171,128
Purchase money notes payable (Notes 3 and 7)               23,477,968    43,969,115
Due to selling partners (Notes 3 and 7)                    52,122,189    74,281,146
Accounts payable, accrued expenses and other liabilities    5,483,360     2,827,606
Tenants' security deposits payable                            481,950       751,121
Due to general partners of subsidiaries and their affiliates (Note 8)        98,265     631,826
Due to general partners and affiliates (Note 8)             2,978,008     2,842,933
Distributions payable (Note 12)                             1,402,535                  0
                                                        --------------------------------

                                                          113,797,425   169,474,875

Minority interest (Note 2)                                    638,628       635,465
                                                        ---------------------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
Limited partners                                          (62,083,074)  (87,272,836)
General partners                                           (1,170,056)   (1,424,498)
                                                        ------------- --------------

                                                          (63,253,130)  (88,697,334)
                                                         ------------  ------------

Total liabilities and partners' deficit                 $  51,182,923 $  81,413,006
                                                         ============  ============



See accompanying notes to consolidated financial statements.




                                 CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               Year Ended March 25,
                                            --------------------------------------------
                                                    2001                        2000            1999
                                            ------------------          ----------------------------------

Revenues
Rentals, net                                $17,152,679   $23,915,060   $27,829,020
Other                                         1,211,751     1,265,116     1,341,851
Gain on sale of property (Note 10)           15,820,589    12,822,433     7,524,848
                                             ----------    ----------   -----------
Total revenues                               34,185,019    38,002,609    36,695,719
                                             ----------    ----------    ----------

Expenses
Administrative and management                 3,906,671     4,826,465     5,357,328
Administrative and management-related parties
  (Note 8)                                    2,134,544     2,595,161     2,836,983
Operating                                     3,098,242     4,319,192     5,247,392
Repairs and maintenance                       4,307,937     6,653,986     7,190,605
Taxes and insurance                           2,117,113     2,972,307     3,636,893
Financial, principally interest               9,446,421     8,775,674     9,545,162
Depreciation                                  3,212,290     4,915,594     5,844,432
Loss on impairment of assets (Note 4)                 0                0  2,399,391
                                      ---------------------------------------------
Total expenses                               28,223,218    35,058,379    42,058,186
                                             ----------    ----------    ----------

Income (loss) before minority interest and
  extraordinary item                          5,961,801     2,944,230    (5,362,467)

Minority interest income of subsidiaries       (888,911)   (3,110,714)       (4,662)
                                            -----------   -----------  ------------

Income (loss) before extraordinary item       5,072,890      (166,484)   (5,367,129)
Extraordinary item-forgiveness of
  indebtedness income (Notes 6 and 10)       21,773,849    23,069,821     4,232,663
                                             ----------    ----------   -----------

Net income (loss)                           $26,846,739   $22,903,337  $ (1,134,466)
                                             ==========    ==========   ===========

Limited Partners Share:
Income (loss) before extraordinary item    $  5,022,161 $    (164,819) $ (5,313,457)
Extraordinary item                           21,556,111    22,839,123     4,190,336
                                             ----------    ----------   -----------

Net income (loss)                           $26,578,272   $22,674,304  $ (1,123,121)
                                             ==========    ==========   ===========

Number of units outstanding                      12,074        12,074        12,074
                                           ============  ============  ============

Income (loss) before extraordinary item per
  limited partner unit                  $           416$             (14)$          (440)
Extraordinary item per limited partner unit       1,785         1,892           347
                                           ----------------------------------------

Net income (loss) per limited partnership unit$        2,201$         1,878$            (93)
                                               ============= ============== ===============


See accompanying notes to consolidated financial statements.




                                 CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                            Limited        General
                                                   Total                   Partners     Partners

Balance - March 26, 1998                  $(108,466,068) $(106,843,883)  $(1,622,185)

Net loss                                     (1,134,466)   (1,123,121)      (11,345)
                                         -------------- -------------   -----------

Balance - March 25, 1999                   (109,600,534) (107,967,004)   (1,633,530)

Net income                                   22,903,337    22,674,304       229,033

Distributions                                (2,000,137)   (1,980,136)      (20,001)
                                         -----------------------------  ------------

Balance - March 25, 2000                    (88,697,334)  (87,272,836)   (1,424,498)

Net income                                   26,846,739    26,578,272       268,467

Distributions                                (1,402,535)    (1,388,510)     (14,025)
                                         -------------- --------------  -----------

Balance - March 25, 2001                 $  (63,253,130)$  (62,083,074) $(1,170,056)
                                          =============  =============   ==========

See accompanying notes to consolidated financial statements.




                                 CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                              Year Ended March 25,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Cash flows from operating activities:
Net income (loss)                           $26,846,739   $22,903,337   $(1,134,466)
                                             ----------    ----------    ----------
Adjustments to reconcile net income (loss)
  to net cash (used in) provided by
  operating activities:
Gain on sale of property                    (15,820,589)  (12,822,433)   (7,524,848)
Extraordinary item-forgiveness of
  indebtedness income                       (21,773,849)  (23,069,821)   (4,232,663)
Depreciation                                  3,212,290     4,915,594     5,844,432
Loss on impairment of assets                          0             0     2,399,391
Minority interest in income (loss) of subsidiaries888,911   3,110,714         4,662
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits   55,469       189,549       (19,068)
Mortgage escrow deposits - operating          1,161,193     1,280,704    (1,495,602)
Prepaid expenses and other assets              (237,713)       34,065       283,234
Increase (decrease) in liabilities:
Due to selling partners                       8,588,157     7,669,061     7,773,292
Payments of interest to selling partners     (3,464,303)   (4,044,678)   (3,200,066)
Accounts payable, accrued expenses and
  other liabilities                            (700,883)     (254,074)      998,791
Tenants' security deposits payable              (88,239)     (178,669)       35,913
Due to general partners of subsidiaries and
  their affiliates                               91,706       661,678       483,091
Due to general partners of subsidiaries and
  their affiliates                              (12,461)       (7,266)     (238,308)
Due to general partners and affiliates          135,075       407,237       958,042
                                           ------------ -------------    ----------

  Total adjustments                         (27,965,236)  (22,108,339)    2,070,293
                                            -----------   -----------     ---------

Net cash (used in) provided by operating activities  (1,118,497)      794,998   935,827
                                                   ------------ -----------------------

Cash flows from investing activities:
Proceeds from sale of property               14,465,557    24,705,022             0
Costs paid relating to sale of property        (248,996)   (1,187,934)            0
Acquisitions of property and equipment       (1,483,538)   (1,220,933)   (1,735,804)
Acquisitions of property and equipment -
  held for sale                                 (51,729)      (31,665)            0
Decrease (increase) in mortgage
  escrow deposits                                57,081      (707,958)      953,006
                                          -------------  ------------   -----------
Net cash provided by (used in) investing activities12,738,37521,556,532    (782,798)
                                                   -------------------- -----------

Cash flows from financing activities:
Principal payments of purchase money notes   (2,668,624)     (790,799)   (3,794,400)
Proceeds from mortgage notes payable                  0             0     8,000,000
Principal payments of mortgage notes payable (7,217,599)  (15,054,637)   (3,659,965)
Distributions paid                                    0    (2,000,137)            0
Decrease in capitalization of
  minority interest                            (885,748)   (3,068,619)      (17,150)
                                           ------------  ------------   -----------
Net cash (used in) provided by financing activities(10,771,971)(20,914,192)   528,485
                                                   ----------- ----------- ----------

Net increase in cash and cash equivalents       847,907     1,437,338       681,514
Cash and cash equivalents at beginning of year  4,095,787   2,658,449     1,976,935
                                              ----------- -----------    ----------
Cash and cash equivalents at end of year   $  4,943,694  $  4,095,787   $ 2,658,449
                                            ===========   ===========    ==========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest     $  4,126,412  $  2,179,927   $ 4,180,202
                                            ===========   ===========    ==========

Supplemental disclosures of noncash investing and financing activities:
Increase in property and equipment-held for
  sale reclassified from property and equipment$16,291,211$10,444,529   $17,206,721
Increase in purchase money notes payable due to
  the capitalization of prepaid expenses and other
  assets                                          5,209             0       291,442
Increase in accounts payable, accrued expenses
  and other liabilities for acquisitions of
  property and equipment                         37,070        21,325        43,436
Increase in accounts payable, accrued expenses
  and other liabilities reclassified from purchase
  money notes payable and due to selling partners3,839,356          0             0
Decrease in due to selling partners for
  reclassification of accrued distributions
  to minority interest                                0             0      (603,776)
Distributions payable                         1,402,535             0             0

Forgiveness of indebtedness:
  Decrease in purchase money notes payable   (9,619,581)  (12,061,450)      (32,270)
  Decrease in due to selling partners       (11,433,550)  (11,011,171)   (4,200,393)
  Decrease in prepaid expenses and other assets       0         2,800             0
  Decrease in due to general partners of
   subsidiaries and their affiliates           (558,299)            0             0
  Decrease in accounts payable, accrued
   expenses and other liabilities              (162,419)            0             0






Summarized below are the components
  of the gain on sale of property:
  Decrease in property and equipment,
   net of accumulated depreciation          $14,546,004  $  9,174,908  $  3,701,379
  Decrease in property and equipment -
   held for sale                             11,097,071    17,276,248             0
  Decrease in cash - restricted for tenants'
   security deposits                            171,634       255,239        73,615
  Decrease in mortgage escrow deposits        2,307,112       797,182       223,780
  Decrease in prepaid expenses and
   other assets                                 285,395       514,746        46,720
  Decrease in mortgage notes payable         (9,200,379)   (9,601,617)   (4,427,726)
  Decrease in purchase money notes payable   (6,990,061)   (5,394,341)   (2,545,263)
  Decrease in due to selling partners       (13,227,995)            0    (4,257,845)
  Decrease in accounts payable, accrued
   expenses and other liabilities              (357,370)     (475,901)     (272,036)
  Decrease in tenant's security deposits payable(180,932)    (222,450)      (67,472)
  Decrease in due to general partners of
   subsidiaries and their affiliates            (54,507)   (1,629,359)            0

See accompanying notes to consolidated financial statements.


                                      -167-
J:\PFK\March\CAM1\Cam1.doc

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2001

NOTE 1 - Organization

CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2001

                                      -179-
J:\PFK\March\CAM1\Cam1.doc
Cambridge Advantaged Properties Limited Partnership (the "Partnership") was formed pursuant to the laws of the Commonwealth of Massachusetts on June 28, 1984. The Partnership invests, as a limited partner, in other limited partnerships (referred to herein as "Local Partnerships" or "subsidiary partnerships"), each of which owns and operates an existing residential housing development (an "Apartment Complex") that is financed and/or operated with some form of local, state or federal assistance, including mortgage insurance, rental assistance payments, permanent mortgage financing and/or interest reduction payments ("Government Assistance").

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

As of March 25, 2001, the Partnership holds a 98.99% limited partnership interest in each of the remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by five subsidiary partnerships were sold and the Partnership's Local Partnership Interests in six subsidiary partnerships were sold, respectively. Through the fiscal year ended March 25, 2001, the properties and the related assets and liabilities owned by sixteen subsidiary partnerships were sold and the Partnership's Local Partnership Interests in sixteen subsidiary partnerships were sold, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 43, 48 and 52, subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2001, 2000 and 1999, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. The Partnership continues to hold its interest in certain subsidiary partnerships which have sold their properties and have not formally liquidated. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March 25. All subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March
25. The Partnership's fiscal year ends on March 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records are maintained on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles ("GAAP").

All intercompany accounts and transactions have been eliminated in consolidation.

Increases (decreases) in the capitalization of consolidated subsidiaries attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated $40,525, $0 and $22,781 for the years ended March 25, 2001 (the "2000 Fiscal Year"), March 25, 2000 (the "1999 Fiscal Year") and March 25, 1999 (the "1998 Fiscal Year", and together with the 2000 Fiscal Year and the 1999 Fiscal Year, the "2000, 1999 and 1998 Fiscal Years"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

For the year ended March 25, 2001, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2001, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

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

Cash and Cash Equivalents, Cash-Restricted for Tenants' Security Deposits and Mortgage Escrow Deposits The carrying amount approximates fair value.

Mortgage Notes Payable
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                         March 25, 2001                          March 25, 2000
                                 --------------------------------        ----------------------------
                                    Carrying                  Carrying
                                    Amount     Fair Value     Amount     Fair Value

Mortgage notes payable for which it is:
Practicable to estimate fair value $17,591,018 $18,463,343   $24,468,030  $24,895,557
Not practicable to estimate
  fair value                     $10,162,132         (a)   $19,703,098          (a)

Purchase money notes payable for which it is:
Practicable to estimate fair value$                0$               0$                0 $                0
Not practicable to estimate
  fair value                     $23,477,968         (b)   $43,969,115          (b)

Due to selling partners for which it is:
Not practicable to estimate
  fair value                     $52,122,189         (b)   $74,281,146          (b)


(a) Management believes it is not practical to estimate the fair value of the mortgage notes payable because mortgage programs with similar characteristics are not currently available to the Local Partnerships.

(b) For the reasons discussed in Note 7, it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:



                                                         March 25,                        Estimated
                                      -------------------------------------------------
                                              2001                            2000               Useful Lives
                                      ------------------               ------------------        ------------

Land                               $    2,102,294   $    4,995,389
Buildings and improvements             42,025,982       95,088,292     5 - 40 Years
Furniture and fixtures                  1,147,411        4,486,858     3 - 10 Years
                                    -------------   --------------

                                       45,275,687      104,570,539

Less:  Accumulated depreciation       (25,089,665)     (51,855,620)
                                     ------------     ------------

                                    $  20,186,022    $  52,714,919
                                     ============     ============



Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

Depreciation expense for the 2000, 1999 and 1998 Fiscal Years amounted to $3,212,290, $4,915,594 and $5,844,432, respectively.

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

The components of property and equipment held for sale are as follows:



                                                                            March 25,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Land                                                    $   1,823,022 $   2,359,074
Buildings and improvements                                 36,102,384    25,212,911
Furniture and fixtures                                      2,143,044     1,393,387
                                                         ------------  ------------

                                                           40,068,450    28,965,372

Less:  Accumulated depreciation                           (21,272,511)  (15,415,302)
                                                          -----------   ------------

                            $ 18,795,939 $ 13,550,070


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:


                                                                            March 25,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Reserves for replacements                                $  4,266,089  $  5,001,138
Real estate taxes, insurance and other                      1,388,548     4,178,885
                                                          -----------   -----------

                             $ 5,654,637 $ 9,180,023



NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $207,000, including principal and interest at rates varying from 6.75% to 8.75% per annum, through October 2027. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Under the terms of regulatory agreements with the Secretary of the HUD, subsidiary partnerships with mortgage note balances aggregating approximately $23,641,000 and $34,055,000 at December 31, 2000 and 1999, respectively, providing for interest at rates ranging from 6.75% to 8.50% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

In addition, one subsidiary partnership with a mortgage note balance of approximately $4,157,000 at December 31, 1999 entered into interest reduction subsidy agreements with the Massachusetts Housing Finance Agency ("MHFA"), which effectively reduced the interest rates on the mortgage note balances to 7.7%. The Partnership's Local Partnership Interest was sold on December 18, 2000.

Annual principal payment requirements for each of the next five years are as follows:

                                Amount

2001                      $  1,866,081
2002                         1,391,681
2003                         1,499,544
2004                         1,619,505
2005                         1,741,273
Thereafter                  19,635,066
                            ----------
Total                      $27,753,150
                            ==========

The mortgage agreements require monthly deposits to replacement reserves of approximately $125,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2001 and 2000 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended due dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extensions Fees Payable as of the date of maturity at the lesser of 12% or the legally allowable rate; or prime plus 2% or the legally allowable rate. Unpaid interest of approximately $51,597,000 and $70,501,000 as of March 25, 2001 and 2000, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes aggregating $415,576. The Purchase Money Notes with seven year extensions have maturity dates ranging from July 2001 to April 2006. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of the remaining Purchase Money Notes to October 2001 and November 2001. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $283,398 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $6,550,000, $6,993,000 and $376,000 were made to the Partnership during each of the years ended March 25, 2001 ("2000 Fiscal Year"), March 25, 2000 ("1999 Fiscal Year") and March 25, 1999 ("1998 Fiscal Year", and collectively with the 2000 Fiscal Year and 1999 Fiscal Year, the "2000, 1999 and 1998 Fiscal Years"), respectively, of which approximately $5,147,000, $1,067,000 and $227,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $598,000, $6,000 and $13,000 for the 2000, 1999 and 1998 Fiscal
Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:



                              Year Ended March 25,
                                                    2001                        2000                     1999
                                            ------------------          -----------------        ------------------

Partnership management fees (a)              $1,085,769    $1,120,334    $1,130,749
Expense reimbursement (b)                       148,355       146,687       130,575
Local administrative fee (c)                     54,355        63,730        70,000
                                            -----------   -----------   -----------
Total general and administrative-
  General Partners                            1,288,479     1,330,751     1,331,324
                                              ---------     ---------     ---------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                              846,065     1,264,410     1,505,659
                                             ----------     ---------     ---------

Total general and administrative-related parties$2,134,544 $2,595,161    $2,836,983
                                                 =========  =========     =========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,178,000 and $1,942,000 were accrued and unpaid as of March 25, 2001 and 2000, respectively. Without the General Partners' advances and continued accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued advancing and allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $61,187 and $76,268 were accrued and unpaid as of March 25, 2001 and 2000, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Due to local general partners and affiliates at December 31, 2000 and 1999 consists of the following:


                                                                         December 31,
                                                          -------------------------- ---
                                                                  2000                     1999
                                                          ------------------       --------------

Operating deficit loan (*)                              $           0    $  455,550
Management and other fees                                      98,265       176,276
                                                             --------     ---------

                                                            $  98,265    $  631,826
                                                             ========     =========

(*) These loans are unsecured, noninterest bearing and payable out of available surplus cash of the respective subsidiary partnership or at the time of sale or refinancing.


NOTE 9 - Income Taxes

A reconciliation of the financial statement net income (loss) to the income tax income for the Partnership and its subsidiaries is as follows:



                            Year Ended December 31,
                                                    2000                        1999                     1998
                                            ------------------          ------------------       ------------------

Financial statement net income (loss)       $26,846,739   $22,903,337   $(1,134,466)
Difference resulting from parent company
  having a different fiscal year for income tax
  and financial reporting purposes              (83,979)    1,711,100       (49,001)
Difference resulting primarily from depreciation
  and amortization expense recorded for financial
  reporting purposes and income tax purposes  1,855,267      (375,373)   (1,973,899)
Loss on impairment of assets recorded for
  financial reporting purposes                        0             0     2,399,391
Difference between gain on sale of assets
  recorded for financial reporting purposes and
  for income tax purposes                    12,690,603     7,081,882    (4,722,175)
Difference between a forgiveness of indebtedness
  income recorded for financial reporting
  purposes and for income tax purposes        4,538,705    10,399,748     9,575,279
Other, including accruals for financial reporting
  purposes not deductible for tax purposes
  until paid                                      3,500       761,520       727,272
                                          -------------   -----------    ----------
Income as shown on the income tax return
  for the calendar year ended               $45,850,835   $42,482,214   $ 4,822,401
                                             ==========    ==========    ==========

NOTE 10 - Sale of Properties

General

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2001, the Partnership has disposed of thirty-two of its sixty-one original investments. Subsequently, three additional properties have been sold (see Note 12 - Subsequent Events). Eleven additional investments are listed for sale and the Partnership anticipates that a number of the fifteen remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when or that the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Perry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership.

On May 22, 1998, the Partnership's Local Partnership Interest in Rockdale West at New Bedford ("Rockdale") was sold back to Rockdale for $600,000 and the related Purchase Money Note was assigned to the Local General Partner, resulting in a gain in the amount of approximately $7,525,000.

On February 26, 1999, the Partnership's limited partnership interests in Park of Pecan I, Ltd. and Park of Pecan II, Ltd. were sold to an unaffiliated third party for $130,000, each resulting in a gain in the amount of approximately $377,000 and $614,000, respectively. No proceeds were used to settle the associated Purchase Money Notes, accrued interest and certain accrued expenses which resulted in forgiveness of indebtedness income of $3,357,000 and $2,653,000 for tax purposes, respectively.

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

On November 10, 1999, Summer Arms Apartments ("Summer Arms") entered into a letter of intent to sell the property to a third party for the purchase price of $700,000. On July 5, 2000, the letter of intent expired and the property was placed back on the market.

On November 10, 1999, Cabarrus Arms ("Cabarrus") entered into a letter of intent to sell the property to a third party for the purchase price of $1,250,000. On July 5, 2000, the letter of intent expired and the property was placed back on the market.

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

On October 18, 1999, the Partnership's limited partnership interest and the related Purchase Money Note and interest thereon in Cranbrook Manor Apartments ("Cranbrook") was assigned to a third party effective January 1, 2000, resulting in a gain of approximately $2,888,000. Fees due to an affiliate in the amount of approximately $46,000 were forgiven resulting in forgiveness of indebtedness income.

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

On March 31, 2000, the Partnership's limited partnership interest in Caroline Forest Apartments ("Caroline Forest") was sold to the Purchase Money Note holder for $90,000, resulting in a loss in the amount of approximately $338,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest which had a total outstanding balance of approximately $1,736,000, resulting in forgiveness of indebtedness income.

On June 30, 2000, the Partnership sold 1% of its interest in Bonnie Doone Apartments, Florence Apartments, Dickens Ferry Apartments and Decatur Apartments to the Purchase Money Note holder, in each case, for $100. Simultaneously, the Partnership assigned its remaining interest of 97.99% in each of such four Local Partnerships and the related Purchase Money Notes and interest thereon to the Purchase Money Note holder, resulting in gains of approximately $1,903,000, $2,373,000, $2,091,000 and $2,867,000, respectively.

On July 14, 2000, the property and related assets and liabilities of Casa Ramon Apartments were sold to an unaffiliated third party for $4,500,000, resulting in a gain of approximately $2,999,000. The Partnership used approximately $3,062,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon which had a total outstanding balance of approximately $3,172,000 resulting in forgiveness of indebtedness income of approximately $111,000.

On September 14, 2000, Oakwood Manor Ltd. ("Oakwood") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $3,090,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On October 20, 2000, Tall Pines Associates ("Tall Pines") entered into a purchase and sale agreement with a third party for a purchase price of $2,145,000. Subsequently, on April 11, 2001, the property and the related assets and liabilities were sold (see Note 12).

On November 7, 2000, the property and related assets and liabilities of Cloisters Associates, Ltd. ("Sundown") were sold to an unaffiliated third party for $2,800,000, resulting in a gain of approximately $713,000. The Partnership used approximately $519,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which amounted to $4,825,000, resulting in forgiveness of indebtedness income of approximately $4,306,000.

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

On December 18, 2000, the Partnership's limited partnership interest in Solemar at South Dartmouth, L.P. ("Solemar") was sold to a third party for $501,000, resulting in a loss in the amount of $2,369,000. The Purchase Money Note was assumed by the Local Partnership. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $5,473,000, resulting in a gain on sale of property.

On December 19, 2000, the property and related assets and liabilities of Conifer 208 ("Conifer") were sold to an unaffiliated third party for $1,750,000, resulting in a gain of approximately $846,000. The Partnership used approximately $1,231,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,691,000, resulting in forgiveness of indebtedness income of approximately $460,000.

On December 20, 2000, the property and related assets and liabilities of Cedarbay, Ltd. ("Cedarbay") were sold to an unaffiliated third party for $2,049,600, resulting in a gain of approximately $52,000. The Partnership used approximately $228,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,157,000, resulting in forgiveness of indebtedness income of approximately $2,943,000 inclusive of forgiveness of approximately $14,000 in accounts payable.

On December 28, 2000, Ware Manor Associates ("Ware Manor") entered into a purchase and sale agreement with a third party for a purchase price of $1,564,500. On May 10, 2001, the property was sold (see Note 12).

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $964,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, which will result in forgiveness of indebtedness income during the 2001 Fiscal Year.

On February 1, 2001, Seymour-O'Brien Apartments ("Seymour-O'Brien") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $954,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On February 1, 2001, Washington Highland Apartments ("Washington Highland") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $800,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On February 1, 2001, Vincennes Niblack Apartments ("Autumn Ridge") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $2,572,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur on February 1, 2001.

NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Events of Default and Going Concern

The financial statements for three subsidiary partnerships have been prepared assuming they will continue as going concerns. The circumstances described below raise substantial doubt about the subsidiary partnerships' abilities to continue as going concerns. The auditors for these subsidiary partnerships modified their reports on the 2000 Fiscal Year financial statements due to the uncertainty of the subsidiary partnerships' abilities to continue as going concerns. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as going concerns.

Saraland Apartments, Ltd.
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (EPA) "Superfund Cleanup List". During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. However, as of February 1997, the EPA, along with other agencies, concluded that the apartment residents should not return to the site, and the tenants were permanently relocated. The EPA has since concluded that the apartments will have to be demolished in order to accomplish the removal of contamination that has been found to exist underneath the buildings.

On March 21, 2001, Saraland filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The schedules list total assets valued at $924 and liabilities of $12,962,501. The value of the land is listed as undetermined and the Department of Housing and Urban Development ("HUD") possesses a secured claim related to mortgages it holds in the estimated amount of $681,527. The filing was commenced in response to a nonjudicial foreclosure brought by HUD.

The remaining liabilities consist of unsecured nonpriority claims, the bulk of which relate to a claim held by the U.S. Environmental Protection Agency ("USEPA") and Rentokil Initial Environmental Services, Inc., in the amount of $12,000,000. This claim relates to a lawsuit under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act, which is currently pending in the District Court for the Southern District of Alabama (the "District Court") against Saraland and others who it claims are potentially responsible parties. Redwing Carriers, Inc., a codefendant in the USEPA lawsuit, has commenced an action, also in the District Court, to recover all or a pro rata share of its environmental response costs from Saraland and others.

Another lawsuit, pending in Circuit Court, Mobile County, Alabama, was filed by the former tenants of Saraland against Saraland and Redwing Carriers, Inc., and is also related to the environmental issues.

The bankruptcy case is at its initial stages. The debtor has not filed a plan of reorganization or disclosure statement.

Due to the uncertainty of the outcome of these lawsuits, no loss contingency has been accrued in the accompanying financial statements. The Local Partnership has virtually abandoned the property, and is not making payments on its mortgage loan.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2001 and 2000, respectively, and the minority interest balance was $21,000 and $22,000, respectively. Saraland's net loss after minority interest amounted to approximately $32,000, $20,000 and $24,000 for the 2000, 1999 and 1998 Fiscal Years, respectively.

Bellfort Associates, Ltd.
Bellfort Associates, Ltd. ("Bellfort") has been in default on the required interest payments due on the wraparound Purchase Money Note payable to Finger Companies since 1992. The original maturity date of the Purchase Money Note was the twelfth anniversary of the transaction date, or November 1, 1996. However, the debt agreement allows Bellfort the option to extend the term of the Purchase Money Note an additional year on the twelfth, thirteenth and fourteenth anniversaries. On November 1, 1997 and November 1, 1998, Bellfort exercised the option to extend the term. On November 1, 1999, all of the outstanding principal plus deferred interest came due, and since Bellfort's operations did not generate sufficient cash flows to pay principal and interest on the Purchase Money Note, the terms of the Purchase Money Note were being renegotiated at December 31, 1999. Accumulated deferred interest at December 31, 1999 and 1998 was approximately $4,379,000 and $4,058,000, respectively. The Purchase Money
Note is secured by a first lien on and security interest in the Partnership's and Bellfort's special limited partner's rights, titles and interests in Bellfort. Payments on this Purchase Money Note cannot exceed the required payments on the underlying Multifamily Mortgage Trust ("MMT") note described below.

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

Bellfort's operations have not generated sufficient cash flows to service its existing debt structure and Bellfort's Purchase Money Note payable was due on November 1, 1999. Bellfort's forecasted cash flows for 2000 indicate a significant shortfall of amounts needed to repay such Purchase Money note and the related deferred interest. On January 6, 2000, the property and the related assets and liabilities of Bellfort were sold to the Purchase Money Note holder for $175,000, resulting in a loss in the amount of approximately $4,185,000 and forgiveness of indebtedness income of approximately $11,940,000.

Valley Arms, Ltd.
The Valley Arms, Ltd. ("Valley Arms") financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Local Partnership filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code on January 13, 1998. On March 23, 1999, the United States Bankruptcy Court issued an order approving a contract to sell the sole revenue producing asset owned by the Local Partnership, an apartment complex to an unaffiliated third party for $1,600,000. That sale closed on April 13, 1999. The proceeds from the sale were used to repay HUD in full, extinguish other complex related liabilities and pay closing expenses. The remaining proceeds were being held in trust and could only be disbursed upon order of the bankruptcy court. During the year ended December 31, 2000, all of these proceeds were distributed. These factors, among others, raise substantial doubt about the Local Partnership's ability and intent to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Local Partnership is unable to continue as a going concern.

b)  Subsidiary Partnership - Other

McConnell v. Hutton Advantaged Properties L.P.
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in the West Scenic Apartments, Ltd. ("West Scenic"), Oakwood Manor, Ltd. ("Oakwood Manor") and Robindale East Apartments, Ltd. ("Robindale East") Local Partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the Partnership's acquisition of limited partnership interests in those three Local Partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Partnership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes involved in the McConnell Action had matured and were in default.

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

Southwest Apartments Ltd. (the Gossers)
In or around November 1999, the Partnership received correspondence from an attorney representing Dr. and Mrs. Bob Gosser, (the "Gossers") who are allegedly the holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of limited partnership interests in Southwest Apartments, Ltd. Local Partnership in December 1984. Those Purchase Money Notes issued by the Partnership have, on their face, matured and have not been paid in full.

The Partnership has entered into a settlement agreement with the Gossers which contemplates the sale of the real property owned by Southwest Apartments, Ltd. and an allocation of the proceeds from the sale between the Gossers, the Partnership and others.

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

c)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 13% of gross rental revenues. Such management fees amounted to $1,395,709, $1,957,698, and $2,171,954 for the 2000,
1999 and 1998 Fiscal Years, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2001, uninsured cash and cash equivalents approximated $3,412,000.

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

f)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. The Partnership can also be affected by poor economic conditions generally, however no more than 24% of the properties are located in any single state. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

NOTE 12 - Subsequent Events

On March 30, 2001 Nu-Elm Apartments ("Nu-Elm") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,300,000. The closing is expected to occur in mid-2001. No assurance can be given that the closing will actually occur.

On April 11, 2001, the property and related assets and liabilities of Tall Pines ("Tall Pines") were sold to an unaffiliated third party for $2,145,000, resulting in a gain of approximately $575,000. The Partnership used approximately $847,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $3,410,000, resulting in forgiveness of indebtedness income of approximately $2,563,000.

On April 20, 2001, the property and related assets and liabilities of Northwoods III Apartments were sold to an unaffiliated third party for $3,316,000, resulting in a gain of approximately $1,158,000. The Partnership used approximately $754,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,749,000, resulting in forgiveness of indebtedness income of approximately $995,000.

On May 10, 2001, the property and related assets and liabilities of Ware Manor Associates ("Ware Manor") were sold to an unaffiliated third party for $1,364,500, resulting in a gain of approximately $299,000. The Partnership used approximately $364,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,827,000, resulting in forgiveness of indebtedness income of approximately $1,453,000.

On May 21, 2001, Lexington Village entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur by the end of 2001. No assurance can be given that the closing will actually occur.

On March 26, 2001, a distribution of approximately $1,389,000 and $14,000 which was accrued at March 25, 2001 was paid to the limited partners and General Partners, respectively, from net proceeds from the sale of underlying properties.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners.

Assisted Housing Associates, Inc. ("Assisted General Partner"), Related Beta Corporation ("Related General Partner") and Cambridge/Related Associates Limited Partnership ("Cambridge/Related") are all affiliates of Related. The general partner of Related is The Related Realty Group, Inc., of which Stephen M. Ross is president, director and a stockholder. The General Partners will manage and control the affairs of the Partnership directly and by engaging other affiliates of Related. The general partners of Cambridge/Related are the Assisted General Partner and The Related General Partner.

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

The directors and executive officers of the Related General Partner are as follows:

Name                                Position

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Vice President

Denise Kiley                        Vice President

Marc D. Schnitzer                   Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 61, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 46, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc. and Charter Municipal Mortgage Acceptance Company.

STUART J. BOESKY, 45, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 41, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 40, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 44, rejoined Capital in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 38, joined Capital in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 35, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Mark E. Carbone                     Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary


MICHAEL BRENNER, 55, is a Director of Aegis, and is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Cooper & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

At March 25, 2001, security ownership by the General Partners and their affiliates is as listed:


                                                                    Percentage of
                                                                    Outstanding
                               Name of                            General Partner
Title of Class        Beneficial Ownership           Amount             Interest
--------------        --------------------           ------       ----------------------

General Partnership   Assisted Housing
Interest in the       Associates Inc.                     $10          13.2%
Partnership

General Partnership   Related Beta Corporation              6          19.8%
Interest in the
Partnership

General Partnership
Interest in the       Cambridge/Related Associates
Partnership           Limited Partnership                   4          67.0%
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




                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                         Sequential
                                                                               Page
                                                                         ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report                                         29

         Consolidated Balance Sheets at March 25, 2001 and 2000              161

         Consolidated Statements of Operations for the Years Ended March 25, 2001, 2000 and 1999    162

         Consolidated Statements of Changes in Partners' Deficit for the Years Ended March 25, 2001, 2000 and 1999 163

         Consolidated Statements of Cash Flows for the Years Ended March 25, 2001, 2000 and 1999    164

         Notes to Consolidated Financial Statements                          167

(a) 2.   Financial Statement Schedules

         Independent Auditors' Report                                        194

         Schedule I - Condensed Financial Information of Registrant          195

         Schedule III - Real Estate and Accumulated Depreciation             198

         The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.   Exhibits

(3) Amended and Restated Agreement and Certificate of Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                                      191

**       Incorporated  by reference  to exhibits  filed with  Amendment  No. 1 to Cambridge  Advantaged  Properties  L.P.'s
         Registration Statement on Form S-11 Registration File No. 2-91993.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter.




Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         ------------------------------

                                                                        Jurisdiction
                                                                       of Formation





Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         ------------------------------

                                                                        Jurisdiction
                                                                       of Formation

         Northwoods III Apts. LTD                                          AL
         Hackley Village Associates                                        MI
         Huntley Associates #1                                             MI
         Huntley Associates #2                                             MI
         Seymour O'Brien Manor Apts.                                       MI
         Washington Highland Apts.                                         MI
         Vincennes Niblack Apts.                                           MI
         Nu-Elm Apartments                                                 MO
         Saraland Apartments, LTD                                          TX
         University Gardens Apts. LTD                                      TX
         Southside Village Apts., LTD                                      TX
         Conifer 317 (Pinewood)                                            OR
         Cabarrus Arms Associates, LTD                                     GA
         Summer Arms Apts. LTD                                             GA
         Lexington Village Company                                         GA
         Ware Manor Associates                                             GA
         Nottingham Woods Apts., LTD                                       GA
         Hathaway Court Associates                                         KY
         Tall Pines Associates                                             GA
         Shelton Beach Apts., LTD                                          AL
         Northpointe II, LTD                                               AL
         Pebble Creek LDHA                                                 MI
         Greenwood Manor, LTD                                              AR
         Malvern Manor                                                     AR
         Hereford Manor, LTD                                               AR
         Henslee Heights, LTD                                              AR
         Oakwood Manor, LTD                                                AR
         Robindale East Apartments, LTD                                    AR
         Southwest Apartments, LTD                                         AR

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


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                    By: RELATED BETA CORPORATION
                                        a General Partner

Date:  June 18, 2001

                                        By: /s/ Alan P. Hirmes
                                            Alan P. Hirmes
                                            President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date:  June 18, 2001

                                        By: /s/ Alan P. Hirmes
                                            Alan P. Hirmes
                                            President


                                    By: CAMBRIDGE AND RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date:  June 18, 2001

                                            By:  /s/ Alan P. Hirmes
                                                 Alan P. Hirmes
                                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            Signature                                                                       Title
----------------------------------                               -------------------------------------------------------------
            Date
-----------------------------


                             President (principal executive and financial
/s/ Alan P. Hirmes           officer) of Related Beta Corporation
------------------
Alan P. Hirmes               and Assisted Housing Associates, Inc.                            June 18, 2001



                             Treasurer (principal accounting
/s/ Glenn F. Hopps           officer) of Related Beta Corporation
------------------
Glenn F. Hopps               and Assisted Housing Associates, Inc.                           June 18, 2001



/s/ Stephen M. Ross          Director of Related Beta CorporationJune 18, 2001
-------------------
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 14, 2001 on pages 29 and 30, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 2000, 1999 and 1998 Fiscal Years and Schedule III at March 25, 2001. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainties of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of three subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainties of these subsidiary partnerships' abilities to continue in existence. The auditors for one of these subsidiary partnerships disclaimed an opinion on the 2000 Fiscal Year financial statements due to the refusal of management to provide written representations. These three subsidiary partnerships' net income (losses) aggregated $7,657,097, ($529,521) and ($1,053,175) for the 2000, 1999 and 1998 Fiscal Years,
respectively, and their assets aggregated $212,614 and $4,838,368 at March 25, 2001 and 2000, respectively. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

New York, New York
June 14, 2001

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS



                                                                            March 25,
                                                          ------------------------------
                                                                  2001                     2000
                                                          ------------------       --------------

Cash and cash equivalents                               $   3,474,003 $   3,866,045
Investment in and advances to subsidiary partnerships      17,275,391    24,956,282
Other assets                                                  509,161       118,868
                                                       ----------------------------

Total assets                                             $ 21,258,555  $ 28,941,195
                                                          ===========   ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                             $ 23,477,968  $ 34,440,034
Due to general partner and affiliates                       2,382,739     2,156,197
Due to selling partners                                    51,597,485    67,519,432
Other liabilities                                           5,268,167        74,301
                                                        ---------------------------

Total liabilities                                          82,726,359   104,189,964

Partners' deficit                                         (61,467,804)  (75,248,769)
                                                          -----------   -----------

Total liabilities and partners' deficit                  $ 21,258,555  $ 28,941,195
                                                          ===========   ===========

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




CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT





               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME


                              Year Ended March 25,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Revenues

Other income                              $     194,105  $    130,078  $     15,131
                                           ------------   -----------   -----------

Total revenues                                  194,105       130,078        15,131
                                          -------------   -----------   -----------

Expenses

Administrative and management                   520,432       465,656       510,804
Administrative and management-related parties 1,234,125     1,267,021     1,261,324
Financial, principally interest               8,559,575     6,632,833     4,933,026
                                          -------------    ----------    ----------

Total expenses                               10,314,132     8,365,510     6,705,154
                                           ------------    ----------    ----------

Loss from operations                        (10,120,027)   (8,235,432)   (6,690,023)
Gain on sale of investments in subsidiary
  partnerships                               14,076,580     4,628,105     7,524,849
Forgiveness of indebtedness income            9,542,034     2,513,753             0
Distribution income of subsidiary partnerships
  in excess of investments                      120,047     1,602,789       111,901
Equity in income (loss) of subsidiary
  partnerships (*)                            1,564,867     1,824,442      (622,434)
                                           ------------   -----------   -----------

Net income                                  $15,183,501  $  2,333,657  $    324,293
                                             ==========   ===========   ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $12,005,114, $23,339,586 and $3,586,522 for the years ended March 25, 2001, 2000 and 1999.




      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                              Year Ended March 25,
                                                    2001                        2000                     1999
                                            ------------------          ------------------       ------------------

Cash flows from operating activities:
Net income                                $  15,183,501  $  2,333,657   $   324,293
                                           ------------   -----------    ----------

Adjustments to reconcile net income to net cash used in operating activities:
Gain on sale of investments in subsidiary
  partnerships                              (14,076,580)   (4,628,105)   (7,524,849)
Forgiveness of indebtedness income           (9,542,034)   (2,513,753)            0
Equity in (income) loss of subsidiary
  partnerships                               (1,564,867)   (1,824,442)      622,434
(Increase) decrease in other assets            (390,293)       11,565       (12,823)

Increase (decrease) in liabilities:
Due to general partners and affiliates          226,542       377,815       905,084
Due to selling partners                       8,559,575     6,632,833     4,933,026
Payments to selling partners                 (3,462,448)   (1,067,005)     (239,872)
Other liabilities                               (48,026)     (198,302)      261,213
                                         --------------   -----------    ----------

Total adjustments                           (20,298,131)   (3,209,394)   (1,055,787)
                                            -----------    -----------   ----------

Net cash used in operating activities        (5,114,630)     (875,737)     (731,494)
                                           ------------   ------------  -----------

Cash flows from investing activities:
Proceeds from sale of investments in
  subsidiary partnerships                       553,995     1,509,325       600,000
Distributions from subsidiaries               6,430,304     5,389,892       264,211
                                           ------------     ---------    ----------

Net cash provided by investing activities     6,984,299     6,899,217       864,211
                                           ------------     ---------    ----------

Cash flows from financing activities:
Principal payments of purchase money
  notes payable                              (2,266,919)     (484,965)            0
Increase in purchase money notes payable          5,208             0       160,197
Distributions to partners                             0    (2,000,137)              0
                                    -------------------    ---------- ---------------
Net cash (used in) provided by financing activities  (2,261,711)(2,485,102)   160,197
                                                   ------------ ---------------------

Net (decrease) increase in cash and cash
  equivalents                                  (392,042)    3,538,378       292,914

Cash and cash equivalents, beginning of year   3,866,045      327,667        34,753
                                            ------------  -----------    ----------

Cash and cash equivalents, end of year     $  3,474,003  $  3,866,045   $   327,667
                                            ===========   ===========    ==========





                             CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                                         SCHEDULE III
                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          Partnership Property Pledged as Collateral
                                                        MARCH 25, 2001

                                                                               Cost (a)
Life on which
                                                                            Capitalized
Depreciation in
                                                     Initial Cost to Partnership        Subsequent to           Gross  Amount
                                                    -----------------------------                               --------------
at which Carried At Close of Period                            Latest Income
-----------------------------------
                                                              Buildings and              Acquisition:
Buildings and                                       Accumulated              Date of       Date     Statement is
Subsidiary Partnership's Residential Property       Encumbrances              Land     Improvements             Improvements
---------------------------------------------       ------------          -------------------------             ------------
    Land                               Improvements     Total             Depreciation Construction             Acquired
-------------                          ------------ --------------        ------------ ------------             --------
Computed(b)(c)





                             CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                                         SCHEDULE III
                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                          Partnership Property Pledged as Collateral
                                                        MARCH 25, 2001
                                                         (continued)
                                                                               Cost (a)
Life on which
                                                                            Capitalized
Depreciation in
                                                     Initial Cost to Partnership        Subsequent to           Gross  Amount
                                                    -----------------------------                               --------------
at which Carried At Close of Period                            Latest Income
-----------------------------------
                                                              Buildings and              Acquisition:
Buildings and                                       Accumulated              Date of       Date     Statement is
Subsidiary Partnership's Residential Property       Encumbrances              Land     Improvements             Improvements
---------------------------------------------       ------------          -------------------------             ------------
    Land                               Improvements     Total             Depreciation Construction             Acquired
-------------                          ------------ --------------        ------------ ------------             --------
Computed(b)(c)

(10)                                 Pebble Creek $3,836,882  $   266,942 $ 4,968,283 $1,451,547 $   266,942   6,419,830 $ 6,686,772
(2,822,309)                                   (c)  Nov. 1984            5 - 27.5
(1) Knollwood I (e)                             0    311,807    5,924,337 (6,236,144)         0            0            0          0
(c) Sept. 1984                                 30
(1) Knollwood II (e)                            0    310,663    5,902,600 (6,213,263)         0            0            0          0
(c) Sept. 1984                                 30
(1) Knollwood III (e)                           0    310,257    5,899,971 (6,210,228)         0            0            0          0
(c) Sept. 1984                                 30
(1) Knollwood IV (e)                            0    210,423    3,998,047 (4,208,470)         0            0            0          0
(c) Sept. 1984                                 30
(1) Parklane II (e)                             0    228,684    4,344,999 (4,573,683)         0            0            0          0
(c) Sept. 1984                                 30
(6) Northwoods III                      2,958,518    183,789    3,492,002     32,432    183,789    3,524,434    3,708,223(1,899,590)
(c) Oct. 1984                                  15 - 30
(1) Northpointe I (Shelton Beach)       2,194,825    156,968    2,982,380    152,664    156,968    3,135,044    3,292,012(1,687,687)
(c) Nov. 1984                                  15 - 30
(1) Cedarbay (l)                                0    184,523    3,505,947 (3,690,470)         0            0            0          0
(c) Sept. 1984                                 15 - 30
(1) Northpointe II                      1,764,191    118,651    2,254,361     44,589    118,651    2,298,950    2,417,601(1,237,890)
(c) Nov. 1984                                  15 - 30
(9) Rockdale West (i)                           0    610,192    8,240,035 (8,850,227)         0            0            0          0
(c) Oct. 1984                                  15-27
(9) Buttonwood Acres (f)                        0    382,930    4,392,292 (4,775,222)         0            0            0          0
(c) Oct. 1984                                  20
(9) Solemar I (m)                               0    567,644    7,359,738 (7,927,382)         0            0            0          0
(c) Oct. 1984                                  15-27
(2) West Scenic                         1,165,669    201,556    3,893,464    310,365    201,556    4,203,829    4,405,385(2,331,668)
(c) Dec. 1984                                  10 - 30
(2) Greenwood Manor                     1,197,634     84,416    1,603,982     68,369     84,416    1,672,351    1,756,767  (888,273)
(c) Dec. 1984                                  30
(2) Henslee Heights                     1,475,128    107,068    2,035,034     88,417    107,068    2,123,451    2,230,519  (970,494)
(c) Dec. 1984                                  35
(2) Hereford Manor                        899,163     70,391    1,319,817     52,683     70,391    1,372,500    1,442,891  (648,769)
(c) Dec. 1984                                  35
(2) Oakwood Manor                       4,029,415    295,312    5,627,044    564,992    295,312    6,192,036    6,487,348(3,471,288)
(c) Dec. 1984                                   5 - 30
(2) Robindale East                      1,614,859    121,808    2,314,340    175,877    121,808    2,490,217    2,612,025(1,374,076)
(c) Dec. 1984                                  10 - 30
(12)                              Valley Arms (j)          0      257,254  2,648,264 (2,905,518)           0            0          0
0   (c)                                 Dec. 1984         35
(2) Malvern Manor                       1,011,094     73,494    1,396,388      6,480     73,494    1,402,868    1,476,362  (664,950)
(c) Dec. 1984                                  35
(2) Southwest                             886,522     68,995    1,310,896     16,691     68,995    1,327,587    1,396,582  (728,338)
(c) Dec. 1984                                  30
(3) Lancaster Manor Associates (h)              0    392,991    7,476,427 (7,869,418)         0            0            0          0
(c) Dec. 1984                                  30
(16)                      Caroline Apartments (m)          0      122,239  1,804,976 (1,927,215)           0            0          0
0   (c)                                 Nov. 1984         28
(1) Florence Apartments (m)                     0    135,644    2,533,694 (2,669,338)         0            0            0          0
(c) Oct. 1984                                  15 - 30
(1) Saraland Apartments (g)             1,110,474     79,104    1,487,507 (1,566,611)         0            0            0          0
(c) Oct. 1984                                   5 - 30
(1) Bonnie Doone (m)                            0     89,034    1,649,278 (1,738,312)         0            0            0          0
(c) Nov. 1984                                  27.5 - 30
(13)                Pinewood Village (Conifer 317)   866,344      110,658  1,229,121    352,561      128,622    1,563,718  1,692,340
(754,653)                                     (c)  Nov. 1984           15 - 30
(17)                 Conifer Village (Conifer 208)(l)      0       83,189  1,569,170 (1,652,359)           0            0          0
0   (c)                                 Nov. 1984         19 - 30
(13)                  Fircrest Manor (Conifer 307)(j)      0      133,179  1,479,049 (1,612,228)           0            0          0
0   (c)                                 Nov. 1984         20 - 30
(4) Westminster Manor (f)                       0    457,575    8,662,800 (9,120,375)         0            0            0          0
(c) Oct. 1984                                  30
(4) Northgate Townhouse (f)                     0    336,820    6,280,710 (6,617,530)         0            0            0          0
(c) Oct. 1984                                  30
(15)                             Pecan Park I (i)          0      193,864  3,682,091 (3,875,955)           0            0          0
0   (c)                                 Dec. 1984         30
(15)                            Pecan Park II (i)          0      187,760  3,481,597 (3,669,357)           0            0          0
0   (c)                                 Dec. 1984         18 - 30
(15)                      Bicentennial Square (d)          0    1,147,629  6,576,179 (7,723,808)           0            0          0
0   (c)                                 Dec. 1984         30 - 40
(15)                            Bellfort Arms (j)          0    1,130,077  6,996,265 (8,126,342)           0            0          0
0   (c)                                 Nov. 1984         30
(8) Hathaway Court                      2,874,841    217,960    4,157,713    263,408    217,960    4,421,121    4,639,081(3,466,145)
(c) Nov. 1984                                  20
(5) Lexington Village                   1,789,371    133,830    2,580,297    330,004    133,830    2,910,301    3,044,131(2,121,244)
(c) Nov. 1984                                  15 - 27.5
(5) Ware Manor                          1,419,269    108,955    2,079,603    466,901    108,955    2,546,504    2,655,459(1,766,693)
(c) Nov. 1984                                  15 - 27.5
(14)                                  Summer Arms  1,644,116      123,135  2,381,092    104,360      123,135    2,485,452 2,608,587
(1,805,555)                                   (c)  Nov. 1984           20
(12)                                Cabarrus Arms  1,206,802      102,987  1,850,151    247,918      102,987    2,098,069  2,201,056
(1,480,203)                                   (c)  Nov. 1984            7 - 20
(1) Sundown Apts. (Cloister)(l)                 0    357,930    5,134,467 (5,492,397)         0            0            0          0
(c) Nov. 1984                                  10 - 20
(5) Tall Pines                          1,797,777    166,974    2,657,152    715,215    166,974    3,372,367    3,539,341(2,320,371)
(c) Nov. 1984                                  20 - 27.5
(1) Nottingham Woods                    2,385,095    185,145    3,556,877    231,815    184,312    3,789,525    3,973,837(2,905,968)
(c) Nov. 1984                                  10 - 20
(7) Seymour O'Brien Manor               1,042,171     77,893    1,483,726    332,996     77,893    1,816,722    1,894,615  (862,553)
(c) Oct. 1984                                   5 - 27.5
(7) Washington Highlands                1,066,992     79,571    1,508,983    520,057     79,571    2,029,040    2,108,611  (860,257)
(c) Oct. 1984                                   5 - 27.5
(7) Vincennes Niblack ("Autumn Ridge Apartments)2,389,212184,7183,502,697    999,575    184,718    4,502,272    4,686,990(1,953,385)
(c) Oct. 1984                                   5 - 27.5
(11)                                       Nu Elm  1,332,114      100,552  1,913,293    412,812      100,552    2,326,105  2,426,657
(1,126,582)                                   (c)  Oct. 1984            5 - 27.5
(3) Casa Ramon (l)                              0    121,197    2,318,916 (2,440,113)         0            0            0          0
(c) Oct. 1984                                   5 - 27.5
(10)                              Hackley Village    963,901       80,562  1,530,639     39,699       80,562    1,570,338  1,650,900
(734,041)                                     (c)  Oct. 1984            5 - 27.5
(10)                         Huntley Associates I  1,603,926      125,087  2,376,634    400,110      125,087    2,776,744  2,901,831
(1,284,798)                                   (c)  Oct. 1984            5 - 27.5
(10)                        Huntley Associates II  1,206,424       98,140  1,864,671    313,229       98,140    2,177,900  2,276,040
(1,007,006)                                   (c)  Oct. 1984            5 - 27.5
(1) Decatur (m)                                 0    135,554    2,531,304 (2,666,858)         0            0            0          0
(c) Oct. 1984                                  15 - 40
(1) Dickens Ferry (m)                           0    108,914    2,058,001 (2,166,915)         0            0            0          0
(c) Nov. 1984                                  15 - 40
(15)                           University Gardens  1,645,194      127,004  2,288,254     53,303      127,004    2,341,557  2,468,561
(1,534,094)                                   (c)  Nov. 1984           25
(15)                           Southside Villages  1,853,195      135,624  2,508,705     19,284      135,624    2,527,989  2,663,613
(1,653,296)                                   (c)  Nov. 1984           25
(10)                          Carlton Terrace (k)          0      755,304  8,627,605 (9,382,909)           0            0          0
0   (c)                                 Dec. 1984         25
(10)                             Apollo Villa (k)          0      229,304  2,903,658 (3,132,962)           0            0          0
0   (c)                                 Dec. 1984         25
(10)                          Apollo Villa II (k)          0      577,304  7,260,975 (7,838,279)           0            0          0
0   (c)                                 Dec. 1984         25
(10)                          Cranbrook Manor (k)          0      261,948  3,510,485 (3,772,433)           0            0          0
0   (c)                                 Dec. 1984          5 - 40
(10)                           Oakbrook Villa (j)               0    411,597   9,143,169  (9,554,766)              0               0
                                                 -----------------------------------------------------------------------------------
                0                               0        (c)    Dec. 1984          5 - 40
-----------------              ------------------
                                      $51,231,118$14,730,719 $222,052,152$(151,438,734)$3,925,316$81,418,82 $85,344,137$(46,362,176)
                                       ========== ==========  =========== ============  ========= ==========   =====================

(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures,  included in buildings and improvements,  are depreciated  primarily by the  straight-line  method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial
    Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial
    Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item
    8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8,
    Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial
    Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1999. See Note 10 in Item
    8, Financial Statements and Supplementary Data.
(j) The Property and the related  assets and  liabilities  were sold during the fiscal year ended March 25, 2000.  See Note 10 in Item 8, Financial Statements and Supplementary Data
(k) The  Partnership's  Local Partnership  Interests in these Local  Partnerships were sold during the fiscal year ended March
    25, 2000.  See Note 10 in Item 8, Financial Statements and Supplementary Data
(l) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2001. (m) The Partnership's Local Partnership
Interests in these Local Partnerships were sold during the fiscal year ended
March
    25, 2001.
Geographic Locations: (1) Alabama, (2) Arkansas, (3) California, (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10)
Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.



                                                      Cost of Property and Equipment
                                    ---------------------------------------------------------------------------
                             Accumulated Depreciation
----------------------------------------------------------------------------------------

                                                                                              Year Ended March 25,
--------------------------------------------------------------------------------------------------------------------------------
                                         2001             2000              1999             2001              2000
                                    ---------------- ----------------  ---------------- ----------------  ----------------
     1999

Balance at beginning of period  $133,535,911      $182,595,123      $193,023,214      $67,270,922       $86,235,420      $86,496,195
Additions during period:
Improvements                       1,572,337         1,244,208         1,613,624
Depreciation expense                                                                    3,212,290         4,915,594        5,844,432
Deductions during period:
Dispositions                     (49,764,111)      (50,303,420)      (10,943,894)     (24,121,036)      (23,880,092)     (6,105,207)
Loss on impairment                         0                 0        (1,097,821)                0                0                0
                           -----------------------------------      ------------ ---------------------------------------------------
Balance at close of period     $  85,344,137      $133,535,911      $182,595,123      $46,362,176      $ 67,270,922      $86,235,420
                                ============       ===========       ===========       ==========       ===========       ==========

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

J:\PFK\March\CAM1\Cam1.doc