Form 10-Q
period 2001-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2001-08-01
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 2001

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                               13-3228969
-------------------------------              --------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


625 Madison Avenue, New York, New York               10022
----------------------------------------          ----------
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

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  -----------     -----------
                                                  -----------     -----------
                                                    June 25,        March 25,
                                                      2001            2001*
                                                  -----------     -----------
ASSETS
Property and equipment - net,
  less accumulated depreciation
  of $22,195,663 and $25,089,665,
  respectively                                   $ 17,693,303    $ 20,186,022
Property and equipment -
  held for sale - net, less
  accumulated depreciation of
  $22,277,894 and $21,272,511,
  respectively                                     18,895,913      18,795,939
Cash and cash equivalents                           2,996,393       4,943,694
Cash - restricted for tenants'
  security deposits                                   518,461         541,659
Mortgage escrow deposits                            5,981,607       5,654,637
Prepaid expenses and other assets                     925,758       1,060,972
                                                  -----------     -----------

  Total assets                                   $ 47,011,435    $ 51,182,923
                                                  ===========     ===========


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                  -----------     -----------
                                                  -----------     -----------
                                                    June 25,        March 25,
                                                      2001            2001*
                                                  -----------     -----------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $ 26,285,923    $ 27,753,150
  Purchase Money Notes payable
   (Note 2)                                        21,139,325      23,477,968
  Due to selling partners (Note 2)                 48,702,256      52,122,189
  Deferred revenue on sale of
   properties                                       5,247,539       3,838,789
  Accounts payable, accrued
   expenses and other liabilities                   3,400,386       1,644,571
  Tenants' security deposits payable                  469,750         481,950
  Due to general partners of
   subsidiaries and their affiliates                   97,855          98,265
  Due to general partners and
   affiliates                                       3,055,868       2,978,008
  Distributions payable                                     0       1,402,535
                                                  -----------     -----------

Total liabilities                                 108,398,902     113,797,425
                                                  -----------     -----------

Minority interest                                     394,127         638,628
                                                  -----------     -----------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                (60,626,253)    (62,083,074)
  General partners                                 (1,155,341)     (1,170,056)
                                                  -----------     -----------

Total partners' deficit                           (61,781,594)    (63,253,130)
                                                  -----------     -----------

Total liabilities and partners' deficit          $ 47,011,435    $ 51,182,923
                                                  ===========     ===========


* Reclassified for comparative purposes.



See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 -------------------------------
                                                 -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                      2001            2000
                                                 -------------------------------
Revenues:

Rentals, net                                     $  3,358,054    $  4,625,997
Other                                                 186,115         262,874
Loss on sale of
  property (Note 4)                                (1,007,538)       (435,543)
                                                  -----------     -----------
Total revenues                                      2,536,631       4,453,328
                                                  -----------     -----------
Expenses

Administrative and
  management                                          680,838       1,120,334
Administrative and
  management-related
  parties (Note 3)                                    484,237         553,080
Operating                                             803,118         888,567
Repairs and
  maintenance                                         781,397       1,012,154
Taxes and
  insurance                                           409,658         520,235
Interest                                            1,541,543       3,824,011
Depreciation                                          444,788         918,597
                                                  -----------     -----------
Total expenses                                      5,145,579       8,836,978
                                                  -----------     -----------
Net loss
before minority
  interest                                         (2,608,948)     (4,383,650)
Minority interest in loss
  (income) of subsidiaries                            241,128         (96,556)
                                                  -----------     -----------
Loss before
  extra-ordinary item                              (2,367,820)     (4,480,206)
Extraordinary item-
  forgiveness of indebtedness
  income (Note 4)                                   3,839,356      14,001,550
                                                  -----------     -----------
Net income                                       $  1,471,536    $  9,521,344
                                                  ===========     ===========
Limited Partners
  Share:
Loss before
  extraordinary item                             $ (2,344,141)   $ (4,435,404)
Extraordinary item                                  3,800,962      13,861,535
                                                  -----------     -----------

Net income                                       $  1,456,821    $  9,426,131
                                                  ===========     ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)



                                                -------------------------------
                                                -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                      2001            2000
                                                 -------------------------------
Number of units
  outstanding                                          12,074          12,074
                                                  ===========     ===========

Loss before
  extraordinary
  item per limited
  partner unit                                   $       (194)   $       (367)
Extraordinary item
  per limited
  partner unit                                            315           1,148
                                                  -----------     -----------

Net income
  per limited
  partner unit                                   $        121    $        781
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' DEFICIT
                                   (Unaudited)

                          ------------------------------------------
                          ------------------------------------------
                                            Limited       General
                              Total         Partners      Partners
                          ------------------------------------------
Balance -
  March 26, 2001          $(63,253,130)  $(62,083,074)  $ (1,170,056)

Net income                   1,471,536      1,456,821         14,715
                          ------------   ------------   ------------

Balance -
  June 25, 2001           $(61,781,594)  $(60,626,253)  $ (1,155,341)
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

                                                 -------------------------------
                                                 -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                      2001            2000
                                                 -------------------------------
Cash flows from operating activities:
Net income                                        $ 1,471,536   $  9,521,344
                                                  -----------   ------------
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
Loss on sale of property (Note 4)                   1,007,538        435,543
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (3,839,356)   (14,001,550)
Depreciation                                          444,788        918,597
Minority interest in (loss) income
  of subsidiaries                                    (241,128)        96,556
Decrease in cash-restricted for
  tenants' security deposits                            5,968         12,493
(Increase) decrease in mortgage
  escrow deposits                                    (184,165)       726,927
(Increase) decrease in prepaid
  expenses and other assets                          (190,635)        64,503
Increase in due to selling partners                 1,452,585      3,636,582
Increase (decrease) in accounts
  payable, accrued expenses and
  other liabilities                                   590,254     (1,194,859)
Increase (decrease) in tenants'
  security deposits payable                             5,030        (51,259)
Increase in due to general partners
  of subsidiaries and their affiliates                      0        554,799
Decrease in due to general partners
  of subsidiaries and their affiliates                   (410)      (468,852)
Increase (decrease) in due to
  general partners and affiliates                     143,917       (156,119)
                                                  -----------   ------------
Total adjustments                                    (805,614)    (9,426,639)
                                                  -----------   ------------
Net cash provided by
   operating activities                               665,922         94,705
                                                  -----------   ------------


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                 -------------------------------
                                                 -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                      2001            2000
                                                 -------------------------------
Cash flows from investing activities:
Proceeds from sale of properties                    1,188,000      2,757,360
Acquisitions of property and
  equipment                                          (128,004)      (206,631)
Increase in mortgage
  escrow deposits                                    (426,028)      (533,490)
                                                  -----------   ------------

Net cash provided by
  investing activities                               (633,968)     2,017,239
                                                  -----------   ------------
Cash flows from financing activities:
Principal payment of mortgage
  notes payable                                    (1,467,227)      (952,802)
Principal payments of Purchase
  Money Notes payable                              (1,776,591)             0
Decrease in capitalization of
  minority interest                                    (3,373)        (3,229)
                                                  -----------   ------------

Net cash used in financing activities              (3,247,191)     (956,031)
                                                  -----------   ------------

Net (decrease) increase in cash
  and cash equivalents                             (1,947,301)     1,155,913
Cash and cash equivalents -
  beginning of period                               4,943,694      4,095,787
                                                  -----------   ------------
Cash and cash equivalents -
  end of period                                   $ 2,996,393   $  5,251,700
                                                  ===========   ============


Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $ 2,182,138   $  4,928,115



                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                 -------------------------------
                                                 -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                       2001           2000
                                                 -------------------------------
Decrease in property and equipment,
  net of accumulated depreciation                     (1,677)               0
Decrease in Purchase Money
  Notes payable                                      562,052                0
Decrease in due to selling partners                4,687,164                0

Forgiveness of indebtedness
  (Note 4):
Increase in deferred revenue
  from sale of property                            3,839,356                0
Decrease in Purchase Money
  Note payable                                             0       (7,741,369)
Decrease in due to selling
  partners                                                 0       (5,505,463)
Decrease in prepaid expenses
  and other assets                                         0                0
Decrease in due to general partners
  of subsidiaries and their affiliates                     0         (554,799)
Decrease in accounts payable,
  accrued expenses and
  other liabilities                                        0         (159,919)
Decrease in due to general partners
  and affiliates                                           0          (40,000)

Summarized below are the
 components of the gain on
 sale of property:
Decrease in property and equipment,
  net of accumulated depreciation                  2,074,284        8,698,376
Decrease in cash - restricted for
  tenants' security deposits                          17,230           47,450
Decrease in mortgage escrow deposits                 283,223          283,836
Decrease in prepaid expenses and
  other assets                                       325,849           40,724


                                       9

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                 -------------------------------
                                                 -------------------------------
                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                       2001           2000
                                                 -------------------------------

Decrease in Purchase Money
  Notes payable                                            0       (2,021,850)
Decrease in due to selling partners                 (185,354)      (1,858,166)
Decrease in accounts payable,
  accrued expenses and other liabilities            (236,407)        (119,773)
Decrease in tenant's security
  deposits payable                                   (17,230)         (44,664)
Decrease in due to
  general partners and affiliates                    (66,057)          (9,900)
Decrease in mortgage notes payable                         0       (1,823,130)


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2001 and 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and thirty and forty-three subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $20,000 and $5,000 for the three months ended June 25, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)



the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2001, and the results of operations and its cash flows for the three months ended June 25, 2001 and 2000. However, the operating results for the three months ended June 25, 2001 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2001 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, are obligations at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at June 25, 2001 and March 25, 2001 include $4,336,417 of interest accrued through August 31, 1989.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)



The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extensions fees payable as of the date of maturity at the lesser rate of 12% or the lowest legally allowable rate; or prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $48,363,000 and $51,597,000 as of June 25, 2001 and March 25, 2001, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes aggregating $365,180. The Purchase Money Notes with seven year extensions (one of which was sold) have maturity dates of October 2003. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of the remaining Purchase Money Notes to October 2001 and November 2001. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Extension fees of $259,012 were accrued and added to the Purchase Money Notes

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)



balance. The extension fees are being amortized over the term of the extensions. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is uncertain whether the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $2,200,000 and $70,000 were made to the Partnership for the three months ended June 25, 2001 and 2000, respectively, of which $1,777,000 and $0, respectively, were used to pay principal on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 2001 and 2000 were as follows:

                                                        Three Months Ended
                                                             June 25,
                                                 -------------------------------
                                                       2001           2000
                                                 -------------------------------
Partnership manage-
  ment fees (a)                                       $271,000       $280,000
Expense reimburse-
  ment (b)                                              34,492         37,072
Local administra-
  tive fee (c)                                          14,000         16,000
                                                      --------       --------
Total general and
  administrative-
  General Partners                                     319,492        333,072
                                                       -------        -------

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners                                             164,745        220,008
                                                       -------        -------

Total general and
  administrative-
  related parties                                     $484,237       $553,080
                                                       =======        =======



(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,349,000 and $2,178,000 were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $38,000 and $61,187 were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

GENERAL
-------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 25, 2001, the Partnership has disposed of thirty-five of its sixty-one original investments. Subsequently on June 27, 2001, an additional property was sold. Eleven additional investments are listed for sale and the Partnership anticipates that a number of the fourteen remaining investments will be listed for sale by March 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have minimal decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property. Gains and losses and forgiveness of debt reported in the income statements for June 25, 2000, were based on estimated numbers and

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


those included in the following disclosures are final audited numbers, therefore the gains and losses differ from those actually resulting from the sale.

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

INFORMATION REGARDING DISPOSITIONS.
-----------------------------------

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $974,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, resulting in forgiveness of indebtedness income.

On March 30, 2001 Nu-Elm Apartments ("Nu-Elm") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,300,000. The contract was subsequently cancelled on July 5, 2001, and the property has been remarketed.

On April 11, 2001, the property and related assets and liabilities of Tall Pines ("Tall Pines") were sold to an unaffiliated third party for $2,145,000, resulting in a gain of approximately $575,000. The Partnership used approximately $847,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $3,423,000, resulting in forgive-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)



ness of indebtedness income of approximately $2,576,000 which will be recognized in the September 25, 2001 10Q.

On April 20, 2001, the property and related assets and liabilities of Northwoods III Apartments were sold to an unaffiliated third party for $3,316,000, resulting in a gain of approximately $1,158,000. The Partnership used approximately $697,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,756,000, resulting in forgiveness of indebtedness income of approximately $1,059,000 which will be recognized in the September 25, 2001 10Q.

On May 10, 2001, the property and related assets and liabilities of Ware Manor Associates ("Ware Manor") were sold to an unaffiliated third party for $1,364,500, resulting in a gain of approximately $299,000. The Partnership used approximately $233,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,846,000, resulting in forgiveness of indebtedness income of approximately $1,613,000 which will be recognized in the September 25, 2001 10Q.

On May 21, 2001, Lexington Village entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur by the end of 2001. No assurance can be given that the closing will actually occur.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2001.

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

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood Manor, and Robindale East limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. On January 5, 2001, the property and the related assets and liabilities of West Scenic limited partnership were sold. On June 27, 2001, the property and related assets and liabilities of Oakwood Manor were sold (see Notes 4 and 6 for a description of such sales).

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


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

SARALAND APARTMENTS, LTD.
-------------------------

On March 21, 2001, Saraland Apartments, Ltd.("Saraland") filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing was commenced in response to a nonjudicial foreclosure brought by HUD.

Another lawsuit under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act, is currently pending in the District Court for the Southern District of Alabama (the "District Court") against Saraland and others who it claims are potentially responsible parties. Redwing Carriers, Inc. ("Redwing"), a codefendant in the this lawsuit, has commenced an action, also in the District Court, to recover all or a pro rata share of its environmental response costs from Saraland and others.

Another lawsuit, pending in Circuit Court, Mobile County, Alabama, was filed by the former tenants of Saraland against Saraland and Redwing and is also related to the environmental issues.

The bankruptcy case is at its initial stages. The debtor has filed a preliminary plan of reorganization and disclosure statement. According to the debtor's counsel, the terms of the plan of reorganization will be amended.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2001
                                   (Unaudited)


Note 6 - Subsequent Event

On June 27, 2001, the property and the related assets and liabilities of Oakwood Manor were sold to an unaffiliated third party purchaser for $3,100,000, resulting in a gain of approximately $247,000. The Partnership used approximately $1,077,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $6,803,000 resulting in forgiveness of indebtedness income of approximately $5,726,000.

On July 20, 2001, the property and related assets and liabilities of Washington Highlands were sold to an unaffiliated third party purchaser for $800,000, resulting in a loss of approximately $563,000. The Partnership used approximately $185,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,905,000 resulting in forgiveness of indebtedness income of approximately $1,720,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,662,000 and $2,514,000, were accrued and unpaid as of June 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $2,200,000 and $70,000 were made to the Partnership for the three months ended June 25, 2001 and 2000, respectively, of which approximately $1,777,000 and $0, respectively, were used to pay principal on the Purchase Money Notes.

During the three months ended June 25, 2001, cash and cash equivalents of the Partnerships and its thirty consolidated Local Partnerships decreased approximately $1,947,000. This decrease was due to principal payment of mortgage notes payable ($1,467,000), principal payments of Purchase Money Notes payable ($1,777,000), acquisitions of property and equipment ($128,000), an increase in mortgage escrow deposits ($426,000) and a decrease in capitalization of minority interest ($3,000) which exceeded cash provided by operating activities ($666,000) and proceeds from mortgage notes payable ($1,188,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are loss on sale of properties ($1,008,000), forgiveness of indebtedness income ($3,840,000) and depreciation ($445,000).

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

RESULTS OF OPERATIONS

The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 25, 2001 and 2000, excluding Bellfort, Fircrest, Casa Ramon, Cloisters (Sundown), Conifer 208, Cedarbay and West Scenic which sold their properties and the related assets and liabilities and Cranbrook, Caroline Forest Apts., Bonnie Doone Apartments, Florence Apartments, Dickens Ferry Apartments, Decatur Apartments and Solemar in which the Partnership sold its Local Partnership Interests (collectively the "Sold Assets"), gain on sale of properties, forgiveness of indebtedness income, administrative and management, operating and interest expense. The ma-jority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 27% for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, rental income increased approximately 5% for the three months ended June 25, 2001 as compared to 2000, primarily due to rental rate increases.

Other income decreased approximately 29% for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, such income increased approximately 1% for the three months ended June 25, 2001 as compared to 2000.

Total expenses, excluding the Sold Assets, administrative and management, operating and interest, remained fairly consistent with an increase of approximately 4% for the three months ended June 25, 2001 as compared to 2000.

Administrative and management decreased approximately $439,000 for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense decreased approximately $79,000 primarily due to a decrease in legal and accounting expenses at the Partnership level in 2001.

Operating decreased approximately $85,000 for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense increased approximately $172,000, primarily due to increased utility charges at three Local Partnerships as well as an underaccrual of gas charges in 2000 at a fourth Local Partnership.

Interest decreased approximately $2,282,000 for the three months ended June 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense decreased approximately $1,230,000, primarily due to an overaccrual of interest on the Purchase Money Notes in the first quarter of 2000 which was corrected in the third quarter of 2000.

Administrative and management-related parties, repairs and maintenance, taxes and insurance and depreciation decreased approximately $69,000, $231,000, $111,000 and $474,000, respec-
tively, for the three months ended June 25, 2001 as compared to 2000, primarily due to decreases relating to the Sold Assets. Excluding the Sold Assets and Oakwood Manor, Robindale, Ware Manor, Huntley #1, Huntley #2, Seymour-O'Brien, Washington Highland, Autumn Ridge, Nu-Elm, Lexington and Tall Pines for depreciation only, such expenses remained fairly consistent with increases (decreases) of approximately ($14,000), $70,000, $12,000 and $2,000, respectively, for the three months ended June 25, 2001 as compared to 2001. Oakwood Manor, Robindale, Ware Manor, Huntley #1, Huntley #2, Seymour-O'Brien, Washington Highland, Autumn Ridge, Nu-Elm, Lexington and Tall Pines are not being depreciated during the quarter ended June 25, 2001 because they are classified as assets held for sale.

Loss on sale of property and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see Note 4 of the financial statements).

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

Date:  July 30, 2001

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
                                 (principal executive and financial officer)

Date:  July 30, 2001

                              By:/s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)


                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  July 30, 2001

                              By:/s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
                                 (principal executive and financial officer)

Date:  July 30, 2001

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

Date:  July 30, 2001

                                By: /s/ Alan P. Hirmes
                                   -------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial officer)

Date:  July 30, 2001

                                By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)