Form 10-Q
period 2001-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2001-11-02
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR
-------    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                     13-3228969
---------------------------------------            -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


625 Madison Avenue, New York, New York                        10022
--------------------------------------                   ----------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (212)421-5333


           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                      ====================  ====================
                                                           SEPTEMBER 25,          MARCH 25,
                                                               2001                  2001*
                                                      --------------------  --------------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $21,467,313 and $25,089,665,
  respectively                                             $  16,852,870         $  20,186,022
Property and equipment -
  held for sale - less accumulated
  depreciation of $13,867,712 and
  $21,272,511, respectively                                   12,562,810            18,795,939
Cash and cash equivalents                                      2,829,640             4,943,694
Cash - restricted for tenants'
  security deposits                                              449,464               541,659
Mortgage escrow deposits                                       5,554,156             5,654,637
Prepaid expenses and other assets                                984,459             1,060,972
                                                          --------------         -------------

  Total assets                                             $  39,233,399         $  51,182,923
                                                            ============          ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                      ====================  ====================
                                                             SEPTEMBER 25,         MARCH 25,
                                                                2001                  2001*
                                                      --------------------  --------------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                                    $ 20,306,328          $ 27,753,150
  Purchase Money Notes payable
    (Note 2)                                                  16,135,440            23,477,968
  Due to selling partners (Note 2)                            36,876,567            52,122,189
  Deferred revenue on sale of
    properties                                                10,900,346             3,838,789
  Accounts payable, accrued
    expenses and other liabilities                               987,314             1,644,571
  Tenants' security deposits payable                             413,046               481,950
  Due to general partners of
    subsidiaries and their affiliates                             98,238                98,265
  Due to general partners and
    affiliates                                                 3,127,839             2,978,008
  Distributions payable                                                0             1,402,535
                                                             -----------           -----------

Total liabilities                                             88,845,118           113,797,425
                                                             -----------           -----------

Minority interest                                                132,413               638,628
                                                             -----------           -----------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                           (48,709,166)          (62,083,074)
  General partners                                            (1,034,966)           (1,170,056)
                                                             -----------           -----------

Total partners' deficit                                      (49,744,132)          (63,253,130)
                                                             -----------           -----------

Total liabilities and partners' deficit                     $ 39,233,399          $ 51,182,923
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           ===============================     ===============================
                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                    SEPTEMBER 25,                       SEPTEMBER 25,
                           -------------------------------     -------------------------------
                               2001              2000             2001               2000
                           -------------------------------     -------------------------------
Revenues:

Rentals, net                   $ 2,972,306    $  4,466,198         $ 6,330,360     $ 9,092,195
Other                              227,487         307,333             413,602         570,207
Gain on sale of
  property (Note 4)              2,664,619       9,512,645           1,657,081       9,077,102
                                ----------     -----------          ----------      ----------
Total revenues                   5,864,412      14,286,176           8,401,043      18,739,504
                                ----------     -----------          ----------      ----------

Expenses

Administrative and
  management                       683,697       1,189,864           1,364,535       2,310,198
Administrative and
  management-
  related parties
  (Note 3)                         475,193         538,119             959,430       1,091,199
Operating                          558,473         729,937           1,361,591       1,618,504
Repairs and
  maintenance                      758,529       1,005,759           1,539,926       2,017,913
Taxes and
  insurance                        388,125         526,348             797,783       1,046,583
Interest                         1,225,944       2,605,178           2,767,487       6,429,189
Depreciation                       320,066         875,676             764,854       1,794,273
                                ----------     -----------          ----------      ----------
Total expenses                   4,410,027       7,470,881           9,555,606      16,307,859
                                ----------     -----------          ----------      ----------

Net income (loss) before
  minority interest              1,454,385       6,815,295          (1,154,563)      2,431,645
Minority interest in loss
  (income) of
  subsidiaries                     109,450          (6,508)            350,578        (103,064)
                                ----------     -----------          ----------      ----------
Income (loss) before
  extra-ordinary item            1,563,835       6,808,787            (803,985)      2,328,581
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)               10,473,627         121,236          14,312,983      14,122,786
                                ----------     -----------          ----------      ----------
Net income                     $12,037,462    $  6,930,023         $13,508,998     $16,451,367
                                ==========     ===========          ==========      ==========

Limited Partners
  Share:
Income (loss) before
  extraordinary item           $ 1,548,196    $  6,740,699         $  (795,945)    $ 2,305,295
Extraordinary item              10,368,891         120,023          14,169,853      13,981,558
                                ----------     -----------          ----------      ----------

Net income                     $11,917,087    $  6,860,722         $13,373,908     $16,286,853
                                ==========     ===========          ==========      ==========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                           ===============================     ===============================
                                  THREE MONTHS ENDED                   SIX MONTHS ENDED
                                     SEPTEMBER 25,                       SEPTEMBER 25,
                           -------------------------------     -------------------------------
                               2001              2000             2001               2000
                           -------------------------------     -------------------------------
Number of units
  outstanding                     12,074            12,074            12,074            12,074
                              ==========        ==========         =========         =========

Income (loss) before
  extraordinary
  item per limited
  partner unit               $       128       $       558      $        (66)      $       191
Extraordinary item
  per limited
  partner unit                       859                10             1,174             1,158
                              ----------        ----------         ---------         ---------

Net income
  per limited
  partner unit               $       987       $       568        $    1,108        $    1,349
                              ==========        ==========         =========         =========


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                  ===============================================================
                                                              LIMITED               GENERAL
                                        TOTAL                 PARTNERS              PARTNERS
                                  ---------------------------------------------------------------
Balance -
  March 26, 2001                    $(63,253,130)           $(62,083,074)        $ (1,170,056)

Net income                            13,508,998              13,373,908              135,090
                                     -----------             -----------          -----------

Balance -
  September 25, 2001                $(49,744,132)           $(48,709,166)        $ (1,034,966)
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

                                                        ======================================
                                                                    SIX MONTHS ENDED
                                                                       SEPTEMBER 25,
                                                        --------------------------------------
                                                              2001                  2000
                                                        --------------------------------------
Cash flows from operating activities:
Net income                                                  $ 13,508,998          $ 16,451,367
                                                             -----------           -----------
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Gain on sale of
  properties (Note 4)                                         (1,657,081)           (9,077,102)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                               (14,312,983)          (14,122,786)
Depreciation                                                     764,854             1,794,273
Minority interest in (loss) income
  of subsidiaries                                               (350,578)              103,064
Decrease in cash-restricted for
  tenants' security deposits                                      13,016                15,000
(Increase) decrease in mortgage
  escrow deposits                                               (101,299)              616,662
Increase in prepaid
  expenses and other assets                                     (360,301)             (446,206)
Increase in due to selling partners                            2,327,661             6,098,026
Payments of interest to selling partners                         (94,019)           (2,652,035)
(Decrease) increase in accounts
  payable, accrued expenses and
  other liabilities                                           (1,887,603)            2,218,805
Increase (decrease) in tenants'
  security deposits payable                                        6,576               (56,867)
Increase in due to general partners
  of subsidiaries and their affiliates                               383               558,299
Decrease in due to general partners
  of subsidiaries and their affiliates                              (410)             (468,852)
Increase (decrease) in due to
  general partners and affiliates                                316,687              (211,849)
                                                             -----------           -----------
Total adjustments                                            (15,335,097)          (15,631,568)
                                                             -----------           -----------
Net cash (used in)provided by
  operating activities                                        (1,826,099)              819,799
                                                             -----------           -----------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                        ======================================
                                                                      SIX MONTHS ENDED
                                                                       SEPTEMBER 25,
                                                        --------------------------------------
                                                              2001                  2000
                                                        --------------------------------------
Cash flows from investing activities:
Proceeds from sale of properties                              11,393,542             2,857,350
Acquisitions of property and equipment                          (208,766)             (411,718)
Increase in mortgage escrow deposits                            (599,971)              (30,383)
                                                            ------------           -----------

Net cash provided by investing activities                     10,584,805             2,415,249
                                                            ------------           -----------

Cash flows from financing activities:
Increase in purchase money notes
  payable                                                              0                 5,209
Principal payment of mortgage
  notes payable                                               (7,446,822)           (1,385,695)
Principal payments of purchase
  money notes payable                                         (3,270,301)           (1,002,082)
Decrease in capitalization of
  minority interest                                             (155,637)              (10,209)
                                                            ------------           -----------

Net cash used in financing activities                        (10,872,760)           (2,392,777)
                                                            ------------           -----------

Net (decrease) increase in cash
  and cash equivalents                                        (2,114,054)              842,271
Cash and cash equivalents -
  beginning of period                                          4,943,694             4,095,787
                                                            ------------           -----------
Cash and cash equivalents -
  end of period                                            $   2,829,640          $  4,938,058
                                                            ============           ===========

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                                   $   2,163,925          $  2,755,607
Decrease in property and equipment,
  net of accumulated depreciation                                 (2,165)                    0
Increase in deferred revenue on sale of
  properties reclassified from purchase
  money notes payable and due to
  selling partners                                            10,892,510                     0

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                        ======================================
                                                                       SIX MONTHS ENDED
                                                                        SEPTEMBER 25,
                                                        --------------------------------------
                                                              2001                  2000
                                                        --------------------------------------
Forgiveness of indebtedness income (Note 4):
Decrease in deferred revenue
  from sale of property                                       (3,839,356)                    0
Decrease in purchase money
  note payable                                                (1,148,096)           (7,741,369)
Decrease in due to selling
  partners                                                    (9,325,531)           (5,620,699)
Decrease in prepaid expenses
  and other assets                                                     0               (40,000)
Decrease in due to general partners
  of subsidiaries and their affiliates                                 0              (558,299)
Decrease in accounts payable,
  accrued expenses and
  other liabilities                                                    0              (162,419)

Summarized below are the components of the gain on sale
  of property:
Decrease in property and equipment,
  and property and equipment-held for
  sale                                                         9,008,040            13,624,809
Decrease in cash - restricted for
  tenants' security deposits                                      79,179                83,821
Decrease in mortgage escrow deposits                             801,751               696,164
Decrease in prepaid expenses and
  other assets                                                   436,814                95,322
Decrease in purchase money
  notes payable                                                        0            (5,172,016)
Decrease in due to selling partners                             (185,354)           (9,854,311)
Decrease in accounts payable,
  accrued expenses and other liabilities                        (161,609)             (446,906)
Decrease in tenant's security
  deposits payable                                               (75,480)              (80,594)
Decrease in due to
  general partners and affiliates                               (166,856)               (9,900)
Decrease in mortgage notes payable                                     0            (5,156,141)

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 2001 and 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and thirty and forty-three subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such (gains) losses aggregated approximately $(3,000) and $16,000 and $17,000 and $21,000 for the three and six

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


months ended September 25, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2001, the results of operations for the three and six months ended September 25, 2001 and cash flows for the six months ended September 25, 2001 and 2000. However, the operating results for the six months ended September 25, 2001 may not be indicative of the results for the year.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


Purchase Money Notes at September 25, 2001 and March 25, 2001 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extensions fees payable as of the date of maturity at the lesser rate of 12% or the lowest legally allowable rate; or prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $36,664,000 and $51,597,000 as of September 25, 2001 and March 25, 2001, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes aggregating $365,180. The Purchase Money Notes with seven year extensions (one of which was sold) have maturity dates of October 2003. Additionally, an oral agreement was reached in August 2000 to extend the maturity dates of the remaining Purchase Money Notes to November 2001 and October 2002. The Partnership is working with the Local General Partners and Purchase Money Note hold-

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


ers to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Extension fees of $198,165 were accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Partnership cannot sell or otherwise liquidate its investments in those Local Partnerships that have subsidy agreements with the United States Department of Housing and Urban Development ("HUD") during the period that such agreements are in existence without HUD's approval. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $3,884,000 and $4,230,000 were made to the Partnership for the six months ended September 25, 2001 and 2000, respectively, of which $3,355,000 and $2,054,000, respectively, were used to pay principal and interest on the Purchase Money Notes. In addition, approximately $0 and $598,000 was paid as "additional" interest on the Purchase Money Notes for the six months ended September 25, 2001 and 2000, respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 2001 and 2000 were as follows:

                                          THREE MONTHS ENDED                   SIX MONTHS ENDED
                                             SEPTEMBER 25,                       SEPTEMBER 25
                                 ------------------------------       -----------------------------
                                       2001              2000               2001         2000
                                 ----------------------------------   ---------------------------------
Partnership manage-
  ment fees (a)                        $271,000        $280,000         $542,000     $   560,000
Expense reimburse-
  ment (b)                               49,650          38,329           84,142          75,401
Local administra-
  tive fee (c)                           14,000          16,000           28,000          32,000
                                        -------         -------          -------       ---------
Total general and
  administrative-
  General Partners                      334,650         334,329          654,142         667,401
                                        -------         -------          -------       ---------

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners                              140,543         203,790          305,288         423,798
                                        -------         -------          -------       ---------

Total general and
  administrative-
  related parties                      $475,193        $538,119         $959,430      $1,091,199
                                        =======         =======          =======       =========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,520,000 and $2,178,000 were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $41,000 and $61,187 were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 25, 2001, the Partnership has disposed of forty of its sixty-one original investments. Thirteen additional investments are listed for sale and the Partnership anticipates that a number of the eight remaining investments will be listed for sale by March 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have minimal decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership. As of September 25, 2001 all of these properties were sold except for Saraland Apartments, Ltd.

INFORMATION REGARDING DISPOSITIONS.

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $973,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, resulting in forgiveness of indebtedness income.

On April 11, 2001, the property and related assets and liabilities of Tall Pines ("Tall Pines") were sold to an unaffiliated third party for $2,145,000, resulting in a gain of approximately $751,000. The Partnership used approximately $1,015,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $3,424,000, resulting in forgiveness of indebtedness income of approximately $2,409,000.

On April 20, 2001, the property and related assets and liabilities of Northwoods III Apartments were sold to an unaffiliated third party for $3,316,000, resulting in a gain of approximately $1,266,000. The Partnership used approximately $791,000 of the proceeds to pay off the Purchase Money Note and accrued interest

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


thereon, which had a total outstanding balance of $1,756,000, resulting in forgiveness of indebtedness income of approximately $965,000.

On May 10, 2001, the property and related assets and liabilities of Ware Manor Associates ("Ware Manor") were sold to an unaffiliated third party for $1,364,500, resulting in a gain of approximately $389,000. The Partnership used approximately $472,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,846,000, resulting in forgiveness of indebtedness income of approximately $1,374,000.

On May 21, 2001, Lexington Village ("Lexington") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur by the end of 2001. No assurance can be given that the closing will actually occur.

On June 27, 2001, the property and related assets and liabilities of Oakwood Manor ("Oakwood") were sold to an unaffiliated third party purchaser for $3,099,000, resulting in a gain of approximately $259,000. The Partnership used approximately $1,077,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $6,803,000 resulting in forgiveness of indebtedness income of $5,726,000.

On July 20, 2001, the property and related assets and liabilities of Washington Highland Apts. ("Washington Highland") were sold to an unaffiliated third party purchaser for $800,000, resulting in a loss of approximately $563,000. The Partnership will use approximately $185,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,905,000 resulting in forgiveness of indebtedness income of $1,721,000, which will be recognized in the December 25, 2001 10-Q.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


On August 14, 2001, the Partnership's Limited Partnership Interest in Southside Village Apts. ("Southside") was sold to the Local General Partner for $5,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,926,000, resulting in gain on sale of property of approximately $3,681,000 which will be recognized in the December 25, 2001 10-Q.

On August 14, 2001 the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,246,000, resulting in gain on sale of property of approximately $2,932,000 which will be recognized in the December 25, 2001 10-Q.

On August 15, 2001 the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was sold to the Local General Partner. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,825,000, resulting in gain on sale of property of approximately $1,284,000, which will be recognized in the December 25, 2001 10-Q.

On August 21, 2001, Nottingham Woods Apartments, Ltd. ("Nottingham Woods") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,900,000. The closing is expected to occur in the beginning of 2002. No assurance can be given that the closing will actually occur.

On September 20, 2001, Shelton Beach Apartments, Ltd. ("Shelton Beach") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,333,333. The closing is expected to occur in the beginning of 2002. No assurance can be given that the closing will actually occur.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


On September 20, 2001, Northpointe II Apartments, Ltd. ("Northpointe II") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,666,667. The closing is expected to occur in the beginning of 2002. No assurance can be given that the closing will actually occur.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)

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

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood Manor, and Robindale East limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. On January 5, 2001, the property and the related assets and liabilities of West Scenic limited partnership were sold. On September 27, 2001, the property and related assets and liabilities of Oakwood Manor were sold (see Notes 4 and 6 for a description of such sales).

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2001
                                   (Unaudited)


UNIVERSITY GARDENS APARTMENTS, LTD. AND SOUTHSIDE VILLAGE APARTMENTS, LTD.
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust, ("Skyline"), the Partnership was informed of Skyline's intent to file an involuntary substitution affidavit pursuant to Section 7.1 of the relevant security agreements. Pursuant to a standstill agreement between the parties, on August 14, 2001, both properties' Limited Partnership Interests were sold (see Note 4).

SARALAND APARTMENTS, LTD.
On March 21, 2001, Saraland Apartments, Ltd. ("Saraland") filed a petition for relief under chapter 11 of the bankruptcy code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division. The filing was commenced in response to a nonjudicial foreclosure brought by HUD.

Another lawsuit under Section 107 of the Comprehensive Environmental Response, Compensation and Liability Act, is currently pending in the District Court for the Southern District of Alabama (the "District Court") against Saraland and others who it claims are potentially responsible parties. Redwing Carriers, Inc. ("Redwing"), a codefendant in this lawsuit, has commenced an action, also in the District Court, to recover all or a pro rata share of its environmental response costs from Saraland and others.

Another lawsuit, pending in Circuit Court, Mobile County, Alabama, was filed by the former tenants of Saraland against Saraland and Redwing and is also related to the environmental issues.

The debtor has filed a preliminary plan of reorganization and disclosure statement. Negotiations are currently ongoing among the Debtor, HUD, and the USEPA concerning amendments to the plan or reorganization and disclosure statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $2,836,000 and $2,514,000, were accrued and unpaid as of September 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $3,884,000 and $4,230,000 were made to the Partnership for the six months ended September 25, 2001 and 2000, respectively, of which $3,355,000 and $2,054,000, respectively, were used to pay principal and interest on the Purchase Money Notes. In addition, approximately $0 and $598,000 was paid as "additional" interest on the Purchase Money Notes for the six months ended September 25, 2001 and 2000, respectively.

During the six months ended September 25, 2001, cash and cash equivalents of the Partnerships and its thirty consolidated Local Partnerships decreased approximately $2,114,000. This decrease was due to principal payment of mortgage notes payable ($7,447,000), principal payments of Purchase Money Notes payable ($3,270,000), acquisitions of property and equipment ($209,000), an increase in mortgage escrow deposits ($600,000), a decrease in capitalization of minority interest ($156,000) and cash used in operating activities ($1,826,000) which exceeded proceeds from mortgage notes payable ($11,394,000). Included in the adjustments to reconcile the net income to cash used in operating activities are gain on sale of properties ($1,657,000), forgiveness of indebtedness income ($14,313,000) and depreciation ($765,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interest, see Note 4 to the financial statements.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit investors to pay the tax incurred and the funds available after payment of all or a portion of the Purchase Money Notes is minimal.

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

RESULTS OF OPERATIONS

During the periods ended September 25, 2001 and 2000, Bellfort, Fircrest, Casa Ramon, Cloisters (Sundown), Conifer 208, Cedarbay, West Scenic, Tall Pines, Northwoods III (Windgate), Oakwood Manor and Ware Manor sold their properties and the related assets and liabilities and Cranbrook, Caroline Forest Apts., Bonnie Doone Apartments, Florence Apartments, Dickens Ferry Apartments, Decatur Apartments and Solemar sold their Local Partnership Interests (collectively the "Sold Assets"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended

September 25, 2001 and 2000, excluding the Sold Assets, gain on sale of properties, forgiveness of indebtedness income, administrative and management, operating and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships were acquired.

Rental income decreased approximately 33% and 30% for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, rental income increased approximately 3% and 5% for the three and six months ended September 25, 2001 as compared to 2000, primarily due to rental rate increases.

Other income decreased approximately 26% and 27% for the three and six months ended September 25, 2001 as compared to 2000 primarily due to decreases relating to the Sold Assets.

Total expenses, excluding the Sold Assets, administrative and management, operating and interest, remained fairly consistent with an increase of approximately 1% for both the three and six months ended September 25, 2001 as compared to 2000.

Administrative and management decreased approximately $506,000 and $946,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense decreased approximately $136,000 and $217,000 primarily due to a decrease in legal and accounting expenses at the Partnership level in 2001.

Operating expenses decreased approximately $171,000 and $257,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense increased approximately $37,000 and $157,000, primarily due to increased utility charges at four Local Partnerships.

Interest expense decreased approximately $1,379,000 and $3,662,000 for the three and six months ended September 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense decreased approximately $449,000 and $1,368,000, primarily due to an overaccrual of interest on the Purchase Money Notes in the first quarter of 2000 which was corrected in the third quarter of 2000.

Administrative and management-related parties, repairs and maintenance, taxes and insurance and depreciation decreased approximately $63,000 and $132,000, $247,000 and $478,000, $138,000 and $249,000, $556,000 and $1,029,000,
respectively, for the three and six months ended September 25, 2001 as compared to 2000, primarily due to decreases relating to the Sold Assets. Robindale, Huntley #1, Huntley #2, Seymour-O'Brien, Autumn Ridge, Nu-Elm and Lexington are not being depreciated during the period ended September 25, 2001 because they are classified as assets held for sale.

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

Date:  October 31, 2001

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial officer)

Date:  October 31, 2001

                               By:  /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)


                         By:   ASSISTED HOUSING ASSOCIATES,
                               INC., a General Partner

Date:  October 31, 2001

                               By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial officer)

Date:  October 31, 2001

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

Date:  October 31, 2001

                             By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes,
                                    President
                                    (principal executive and financial
                                    officer)

Date:  October 31, 2001

                             By: /s/ Glenn F. Hopps
                                    ------------------
                                    Glenn F. Hopps,
                                    Treasurer
                                    (principal accounting officer)