Form 10-Q
period 2001-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2002-02-05
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 2001

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR
  ---   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                              13-3228969
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                   10022
----------------------------------------                              ----------
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

                                          =============    =============
                                           DECEMBER 25,      MARCH 25,
                                              2001             2001*
                                          -------------    -------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $10,701,600 and $25,089,665,
  respectively                            $   9,097,325    $  20,186,022
Property and equipment -
  held for sale - less accumulated
  depreciation of $19,958,370 and
  $21,272,511, respectively                  16,165,845       18,795,939
Cash and cash equivalents                     2,769,875        4,943,694
Cash - restricted for tenants'
  security deposits                             389,666          541,659
Mortgage escrow deposits                      5,583,398        5,654,637
Prepaid expenses and other assets               900,016        1,060,972
                                          -------------    -------------

  Total assets                            $  34,906,125    $  51,182,923
                                          =============    =============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                          =============    =============
                                           DECEMBER 25,      MARCH 25,
                                              2001             2001*
                                          -------------    -------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                  $  17,564,057    $  27,753,150
  Purchase Money Notes payable
    (Note 2)                                 14,536,004       23,477,968
  Due to selling partners (Note 2)           33,799,345       52,122,189
  Deferred revenue on sale of
    properties                                5,477,535        3,838,789
  Accounts payable, accrued
    expenses and other liabilities              924,118        1,644,571
  Tenants' security deposits payable            357,998          481,950
  Due to general partners of
    subsidiaries and their affiliates            98,238           98,265
  Due to general partners and
    affiliates                                3,325,330        2,978,008
  Distributions payable                               0        1,402,535
                                          -------------    -------------

Total liabilities                            76,082,625      113,797,425
                                          -------------    -------------

Minority interest                               234,438          638,628
                                          -------------    -------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                          (40,459,304)     (62,083,074)
  General partners                             (951,634)      (1,170,056)
                                          -------------    -------------

Total partners' deficit                     (41,410,938)     (63,253,130)
                                          -------------    -------------

Total liabilities and partners' deficit   $  34,906,125    $  51,182,923
                                          =============    =============

*  Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                        ============================    ===========================
                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                DECEMBER 25,                    DECEMBER 25,
                        ----------------------------    ---------------------------
                            2001            2000            2001           2000
                        ----------------------------    ---------------------------
Revenues:

Rentals, net            $  2,591,487    $  3,983,695    $  8,921,847   $ 13,075,890
Other                        152,337         284,581         565,939        854,788
Gain on sale of
  property (Note 4)        7,436,742       3,009,268       9,093,823     12,086,370
                        ------------    ------------    ------------   ------------
Total revenues            10,180,566       7,277,544      18,581,609     26,017,048
                        ------------    ------------    ------------   ------------

Expenses

Administrative and
  management                 502,271         780,626       1,866,806      3,090,824
Administrative and
  management-
  related parties
  (Note 3)                   448,858         542,231       1,408,288      1,633,430
Operating                    485,216         677,657       1,846,807      2,296,161
Repairs and
  maintenance                602,519       1,096,384       2,142,445      3,114,297
Taxes and
  insurance                  311,758         465,042       1,109,541      1,511,625
Interest                     781,508       1,149,132       3,548,995      7,578,321
Depreciation                 259,492         786,427       1,024,346      2,580,700
                        ------------    ------------    ------------   ------------
Total expenses             3,391,622       5,497,499      12,947,228     21,805,358
                        ------------    ------------    ------------   ------------

Net income before
  minority interest        6,788,944       1,780,045       5,634,381      4,211,690
Minority interest in
  (income) loss of
  subsidiaries              (123,311)       (831,240)        227,267       (934,304)
                        ------------    ------------    ------------   ------------
Income before
  extra-ordinary item      6,665,633         948,805       5,861,648      3,277,386
Extraordinary item-
  forgiveness of
  indebtedness
  income (Note 4)          1,667,561          (4,646)     15,980,544     14,118,140
                        ------------    ------------    ------------   ------------
Net income              $  8,333,194    $    944,159    $ 21,842,192   $ 17,395,526
                        ============    ============    ============   ============

Limited Partners
  Share:
Income before
  extraordinary item    $  6,598,977    $    939,317    $  5,803,032   $  3,244,612
Extraordinary item         1,650,885          (4,600)     15,820,738     13,976,959
                        ------------    ------------    ------------   ------------

Net income              $  8,249,862    $    934,717    $ 21,623,770   $ 17,221,571
                        ============    ============    ============   ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                        ============================    ===========================
                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                DECEMBER 25,                   DECEMBER 25,
                        ----------------------------    ---------------------------
                            2001            2000            2001           2000
                        ----------------------------    ---------------------------
Number of units
  outstanding                 12,074          12,074          12,074         12,074
                        ============    ============    ============   ============

Income before
  extraordinary
  item per limited
  partner unit          $        547    $         77    $        481   $        269
Extraordinary item
  per limited
  partner unit                   137               0           1,310          1,158
                        ------------    ------------    ------------   ------------

Net income
  per limited
  partner unit          $        684    $         77    $      1,791   $      1,427
                        ============    ============    ============   ============


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                      ============================================
                                        LIMITED         GENERAL
                          TOTAL         PARTNERS        PARTNERS
                      --------------------------------------------
Balance -
  March 26, 2001      $(63,253,130)   $(62,083,074)   $ (1,170,056)

Net income              21,842,192      21,623,770         218,422
                      ------------    ------------    ------------

Balance -
  December 25, 2001   $(41,410,938)   $(40,459,304)   $   (951,634)
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

                                                  ============================
                                                       NINE MONTHS ENDED
                                                          DECEMBER 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Cash flows from operating activities:
Net income                                        $ 21,842,192    $ 17,395,526
                                                  ------------    ------------
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Gain on sale of
  properties (Note 4)                               (9,093,823)    (12,086,370)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (15,980,544)    (14,118,140)
Depreciation                                         1,024,346       2,580,700
Minority interest in (loss) income
  of subsidiaries                                     (227,267)        934,304
Decrease in cash-restricted for
  tenants' security deposits                            10,481          29,490
(Increase) decrease in mortgage
  escrow deposits                                     (296,468)        907,804
Increase in prepaid
  expenses and other assets                           (325,882)       (345,907)
Increase in due to selling partners                  3,059,794       7,087,052
Payments of interest to selling partners               (94,019)     (3,370,496)
(Decrease) increase in accounts
  payable, accrued expenses and
  other liabilities                                 (1,827,887)      1,366,869
Increase (decrease) in tenants'
  security deposits payable                              3,177         (58,337)
Increase in due to general partners
  of subsidiaries and their affiliates                     383         558,299
Decrease in due to general partners
  of subsidiaries and their affiliates                    (410)       (468,852)
Increase  in due to general
  partners and affiliates                              514,178          73,998
                                                  ------------    ------------
Total adjustments                                  (23,233,941)    (16,909,586)
                                                  ------------    ------------
Net cash (used in)provided by
  operating activities                              (1,391,749)        485,940
                                                  ------------    ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ============================
                                                       NINE MONTHS ENDED
                                                          DECEMBER 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                    12,203,542       7,357,350
Acquisitions of property and equipment                (312,006)     (1,227,478)
(Increase) decrease in mortgage escrow
  deposits                                            (823,988)        148,735
                                                  ------------    ------------

Net cash provided by investing activities           11,067,548       6,278,607
                                                  ------------    ------------

Cash flows from financing activities:
Increase in purchase money notes
  payable                                                    0           5,209
Principal payment of mortgage
  notes payable                                     (8,164,825)     (2,450,025)
Principal payments of purchase
  money notes payable                               (3,507,870)     (1,862,733)
Decrease in capitalization of
  minority interest                                   (176,923)       (813,247)
                                                  ------------    ------------

Net cash used in financing activities              (11,849,618)     (5,120,796)
                                                  ------------    ------------

Net (decrease) increase in cash
  and cash equivalents                              (2,173,819)      1,643,751
Cash and cash equivalents -
  beginning of period                                4,943,694       4,095,787
                                                  ------------    ------------
Cash and cash equivalents -
  end of period                                   $  2,769,875    $  5,739,538
                                                  ============    ============

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $  5,764,304    $ 19,012,555
Decrease in property and equipment,
  net of accumulated depreciation                       (1,114)         (2,343)
Increase in deferred revenue on sale of
  properties reclassified from purchase
  money notes payable and due to
  selling partners                                   5,407,677      13,489,268

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ============================
                                                       NINE MONTHS ENDED
                                                          DECEMBER 25,
                                                  ----------------------------
                                                      2001            2000
                                                  ----------------------------
Forgiveness of indebtedness income (Note 4):
Decrease in deferred revenue
  from sale of property                             (3,839,356)              0
Decrease in purchase money
  note payable                                      (1,479,557)     (7,741,369)
Decrease in due to selling
  partners                                         (10,661,631)     (5,616,053)
Decrease in due to general partners
  of subsidiaries and their affiliates                       0        (558,299)
Decrease in accounts payable,
  accrued expenses and
  other liabilities                                          0        (162,419)
Decrease in due to general partners
  and affiliates                                             0         (40,000)
Summarized below are the
  components of the gain on
  sale of property:
Decrease in property and equipment,
  and property and equipment-held for
  sale                                              13,005,337      15,075,070
Decrease in cash - restricted for
  tenants' security deposits                           141,512          83,961
Decrease in mortgage escrow deposits                 1,191,695         696,164
Decrease in prepaid expenses and
  other assets                                         486,838         168,567
Decrease in purchase money
  notes payable                                     (2,355,100)     (5,172,016)
Decrease in due to selling partners                 (6,817,633)     (9,854,311)
Decrease in accounts payable,
  accrued expenses and other liabilities              (224,675)       (474,477)
Decrease in tenant's security
  deposits payable                                    (127,129)        (95,837)
Decrease in due to
  general partners and affiliates                     (166,856)              0
Decrease in mortgage notes payable                           0      (5,156,141)

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 25, 2001 and 2000 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and thirty and forty-three subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $7,000 and $3,000 and $24,000 and $24,000 for the three and nine months

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

ended December 25, 2001 and 2000, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2001. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 2001, the results of operations for the three and nine months ended December 25, 2001 and cash flows for the nine months ended December 25, 2001 and 2000. However, the operating results for the nine months ended December 25, 2001 may not be indicative of the results for the year.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

Purchase Money Notes at December 25, 2001 and March 25, 2001 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the lowest legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $33,654,000 and $51,597,000 as of December 25, 2001 and March 25, 2001, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes aggregating $365,180. The Purchase Money Notes with seven year extensions (one of which was subsequently sold) have maturity dates of October 2003. Additionally, an oral agreement was reached in August 2001 to extend the maturity dates of the remaining Purchase Money Notes to September 2002 and November 2002. The

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Additional extension fees of $174,412 were accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $4,180,000 and $6,523,000 were made to the Partnership for the nine months ended December 25, 2001 and 2000, respectively, of which $3,593,000 and $2,773,000, respectively, were used to pay principal and interest on the Purchase Money Notes. In addition, approximately $0 and $598,000 was paid as "additional" interest on the Purchase Money Notes for the nine months ended December 25, 2001 and 2000, respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 2001 and 2000 were as follows:

                            THREE MONTHS ENDED        NINE MONTHS ENDED
                               DECEMBER 25,              DECEMBER 25,
                         ----------   ----------   ----------   ----------
                            2001         2000         2001         2000
                         ----------   ----------   ----------   ----------
Partnership manage-
  ment fees (a)          $  271,000   $  280,000   $  813,000   $  840,000
Expense reimburse-
  ment (b)                   28,001       47,768      112,143      123,169
Local administra-
  tive fee (c)               14,000       16,000       42,000       48,000
                         ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners          313,001      343,768      967,143    1,011,169
                         ----------   ----------   ----------   ----------

Property manage-
  ment fees incurred
  to affiliates of the
  subsidiary
  partnerships'
  general
  partners                  135,857      198,463      441,145      622,261
                         ----------   ----------   ----------   ----------

Total general and
  administrative-
  related parties        $  448,858   $  542,231   $1,408,288   $1,633,430
                         ==========   ==========   ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,691,000 and $2,178,000 were accrued and unpaid as of December 25, 2001 and March 25, 2001, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $63,000 and $61,187 were accrued and unpaid as of December 25, 2001 and March 25, 2001, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of December 25, 2001, the Partnership has disposed of forty-two of its sixty-one original investments. On December 4, 2001, the Partnership sold its Limited Partnership Interest in five Local Partnerships effective January 1, 2002. Eleven additional investments are listed for sale and the Partnership anticipates that a number of the three remaining investments will be listed for sale by March 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership. As of December 25, 2001 all of these properties were sold except for Saraland Apartments, Ltd.

INFORMATION REGARDING DISPOSITIONS.

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,218,000 resulting in a loss of approximately $973,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, resulting in forgiveness of indebtedness income of such amount.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

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

On May 21, 2001, Lexington Village ("Lexington") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur in 2002. No assurance can be given that the closing will actually occur.

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

On July 20, 2001, the property and related assets and liabilities of Washington Highland Apts. ("Washington Highland") were sold to an unaffiliated third party purchaser for $800,000, resulting in a loss of approximately $482,000. The Partnership will use approximately $238,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,905,000 resulting in forgiveness of indebtedness income of approximately $1,667,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

On August 14, 2001, the Partnership's Limited Partnership Interest in Southside Village Apts. ("Southside") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $222,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,930,000, resulting in gain on sale of property of such amount.

On August 14, 2001 the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $334,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in gain on sale of property of such amount.

On August 15, 2001 the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was assigned to the Local General Partner resulting in a loss of approximately $522,000. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,825,000, resulting in gain on sale of property of such amount.

On August 21, 2001, Nottingham Woods Apartments, Ltd. ("Nottingham Woods") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,900,000. The closing is expected to occur in 2002. No assurance can be given that the closing will actually occur.

On September 20, 2001, Shelton Beach Apartments, Ltd. ("Shelton Beach") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,333,333. The closing is expected to occur in 2002. No assurance can be given that the closing will actually occur.

On September 20, 2001, Northpointe II Apartments, Ltd. ("Northpointe II") entered into a purchase and sale agreement with an

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

unaffiliated third party purchaser for a purchase price of $1,666,667. The closing is expected to occur in 2002. No assurance can be given that the closing will actually occur.

On November 13, 2001, the property and related assets and liabilities of Seymour O'Brien Manor Apts. ("Seymour O'Brien") were sold to an unaffiliated third party for $920,000, resulting in a loss of approximately $620,000. The Partnership will use approximately $702,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,842,000, resulting in forgiveness of indebtedness income of approximately $1,140,000 which will be recognized in the Partnership's next quarterly filing which will be the March 25, 2002 10-K.

On November 20, 2001, the property and related assets and liabilities of Vincennes NiBlack Apts. ("Autumn Ridge") were sold to a unaffiliated third party for $2,500,000, resulting in a loss of approximately $879,000. The Partnership will use approximately $1,296,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,567,000, resulting in forgiveness of indebtedness income of approximately $2,271,000 which will be recognized in the Partnership's next quarterly filing which will be the March 25, 2002 10-K.

On November 20, 2001, Robindale East Apts. ("Robindale") entered into a purchase and sale agreement with a third party for the purchase price of $10,000. The closing is expected to occur in 2002. No assurance can be given that the closing will actually occur.

On December 4, 2001, the Partnership's Limited Partnership Interests in Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, and Southwest Apartments were sold to the Local General Partner effective January 1, 2002 for $11,988, $27,972, $11,988, $7,920, and $9,990, resulting in losses of approximately $282,000, $647,000, $345,000, $328,000, and $183,000,
respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

No proceeds were used to settle the related Purchase Money Notes and interest thereon which were assigned to the Local General Partner, resulting in gains on sale of properties of approximately $2,144,000, $2,680,000, $1,675,000,
$1,761,000, and $1,473,000, respectively, which will be recognized in the Partnership's next quarterly filing which will be the March 25, 2002 10-K.

Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ended March 25, 2001.

MCCONNELL V. HUTTON ADVANTAGED PROPERTIES L.P.
On or about November 3, 1999, eight alleged holders of beneficial interests in Purchase Money Notes issued by the Partnership in connection with the Partnership's acquisition of Limited Partnership Interests in the West Scenic, Oakwood and Robindale Local Partnerships brought an action in the Chancery Court of Pulaski County, Arkansas, entitled McConnell, et al., v. Hutton Advantaged Properties Limited Partnership, et al., Case No. EQ 99-5769 (the "McConnell Action"). Plaintiffs' original complaint contained a single count alleging fraud in connection with the Partnership's acquisition of limited partnership interests in those three Local Partnerships and named as defendants the Partnership, its general partners, its special limited partner and the general partner of the special limited partner, as well as two other defendants who are not affiliated with the Partnership. On or about December 27, 1999, the plaintiffs in the McConnell Action amended their complaint to add a second count alleging that the Purchase Money Notes involved in the McConnell Action had matured and were in default.

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood, and Robindale limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. On January 5, 2001, the property and the related assets

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

and liabilities of West Scenic were sold. On June 27, 2001, the property and related assets and liabilities of Oakwood were sold (see Notes 4 and 6 for a description of such sales). A contract for the sale of the property and related assets and liabilities of Robindale has been entered into and it is anticipated that such sale will close in 2002.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2001
                                   (Unaudited)

The debtor has filed a preliminary plan of reorganization and disclosure statement. The debtor has reached a settlement with HUD and expects to file an updated plan of reorganization and disclosure soon.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,029,000 and $2,514,000, were accrued and unpaid as of December 25, 2001 and March 25, 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $4,180,000 and $6,523,000 were made to the Partnership for the nine months ended December 25, 2001 and 2000, respectively, of which $3,593,000 and $2,773,000, respectively, were used to pay principal and interest on the Purchase Money Notes. In addition, approximately $0 and $598,000 was paid as "additional" interest on the Purchase Money Notes for the nine months ended December 25, 2001 and 2000, respectively.

During the nine months ended December 25, 2001, cash and cash equivalents of the Partnerships and its thirty consolidated Local Partnerships decreased approximately $2,174,000. This decrease was due to principal payment of mortgage notes payable ($8,165,000), principal payments of Purchase Money Notes payable ($3,508,000), acquisitions of property and equipment ($312,000), an increase in mortgage escrow deposits ($824,000), a decrease in capitalization of minority interest ($177,000) and cash used in operating activities ($1,392,000) which exceeded proceeds from mortgage notes payable ($12,204,000). Included in the adjustments to reconcile the net income to cash used in operating activities are gain on sale of properties ($9,094,000), forgiveness of indebtedness income ($15,981,000) and depreciation ($1,024,000).

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

RESULTS OF OPERATIONS

During the periods ended December 25, 2001 and 2000, Bellfort, Fircrest, Casa Ramon, Cloisters (Sundown), Conifer 208, Cedarbay, West Scenic, Tall Pines, Northwoods III (Windgate), Oakwood Manor, Ware Manor and Washington Highland sold their properties and the related assets and liabilities and the Partnership sold its Local Partnership Interest in Cranbrook, Caroline Forest Apts., Bonnie Doone Apartments, Florence Apartments, Dickens Ferry Apartments, Decatur Apartments, Solemar, Southside, University and Hackley (collectively the "Sold Assets"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 25, 2001 and 2000, excluding the Sold Assets, other income, gain on sale of properties, forgiveness of indebtedness income, administrative and management, operating, repairs and maintenance and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships Interests were acquired.

Rental income decreased approximately 35% and 32% for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, rental income increased approximately 4% and 6% for the three and six months ended December 25, 2001 as compared to 2000, primarily due to rental rate increases.

Other income decreased approximately 46% and 34% for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, other income increased approximately $18,000 and $40,000 for the three and nine months ended December 25, 2001 as compared to 2000 primarily due to an underaccrual of interest income at two Local Partnerships in 2000, partially offset by a decrease in interest income at the Partnership level as the result of lower cash and cash equivalent balances in 2001.

Total expenses, excluding the Sold Assets, administrative and management, operating, repairs and maintenance and interest, remained fairly consistent with decreases of less than 1% and approximately 2% for the three and nine months ended December 25, 2001 as compared to 2000.

Administrative and management decreased approximately $278,000 and $1,224,000 for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense increased approximately $2,000 and decreased approximately $173,000. The decrease is primarily due to a decrease in legal and accounting expenses at the Partnership level.

Operating expenses decreased approximately $192,000 and $449,000 for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense increased approximately $44,000 and $180,000, primarily due to increased utility charges at six Local Partnerships.

Repairs and maintenance decreased approximately $494,000 and $972,000 for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense decreased approximately $117,000 and $38,000, primarily due to new siding installed at one Local Partnership in 2000, as well as small decreases at four other Local Partnerships.

Interest expense decreased approximately $368,000 and $4,029,000 for the three and nine months ended December 25, 2001 as compared to 2000. Excluding the Sold Assets, such expense increased approximately $164,000 and decreased approximately $991,000. The increase for the three months is primarily due to an overaccrual of interest on the Purchase Money Notes in the first and second quarters of 2000 which was corrected in the third quarter of 2000. The decrease for the nine months is due to a decrease in the prime interest rate in 2001.

Administrative and management-related parties, taxes and insurance and depreciation decreased approximately $93,000 and $225,000, $153,000 and $402,000, $527,000 and $1,556,000, respectively, for the three and nine months ended December 25, 2001 as compared to 2000, primarily due to decreases relating to the Sold Assets. Pinewood, Summer Arms, Cabarrus, Robindale, Huntley #1, Huntley #2, Seymour-O'Brien, Autumn Ridge, Nu-Elm, Lexington, Nottingham Woods, Shelton Beach and Northpointe II are not being depreciated during the period ended December 25, 2001 because they are classified as assets held for sale.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see Note 4 of the financial statements).

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

           (a)    Exhibits - None

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

Date: February 4, 2002

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
                                 (principal executive and financial officer)

Date: February 4, 2002

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)


                         By: ASSISTED HOUSING ASSOCIATES,
                             INC., a General Partner

Date: February 4, 2002

                             By: /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes,
                                 President
                                 (principal executive and financial officer)

Date: February 4, 2002

                             By: /s/ Glenn F. Hopps
                                 ------------------
                                 Glenn F. Hopps,
                                 Treasurer
                                 (principal accounting officer)

                         By: CAMBRIDGE AND RELATED ASSOCIATES
                             LIMITED PARTNERSHIP

                             By: Related Beta Corporation,

Date: February 4, 2002

                                 By: /s/ Alan P. Hirmes
                                     --------------------
                                     Alan P. Hirmes,
                                     President
                                     (principal executive and financial
                                     officer)

Date: February 4, 2002

                                 By: /s/ Glenn F. Hopps
                                     ------------------
                                     Glenn F. Hopps,
                                     Treasurer
                                     (principal accounting officer)