Form 10-K
period 2002-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2002-06-20
CIK 748847

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

              CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       MASSACHUSETTS                                        13-3228969
----------------------------------------           --------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

625 MADISON AVENUE, NEW YORK, NEW YORK                         10022
----------------------------------------           --------------------------
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

Federal, state and local government agencies have provided significant incentives in order to stimulate private investment in government assisted housing. See "Government Programs and Regulations," below. Notwithstanding these incentives, there remain significant risks. These risks include, but are not limited to, the uncertainty as to the financial strength and expertise of the general partners of the Local Partnerships ("Local General Partners"); the long-term nature of investments in government-assisted housing has limited the ability of the Partnership to vary its investment portfolio in response to changing economic, financial and investment conditions; and changes in local economic circumstances and housing patterns which have an impact on real estate values and, in the Partnership's current liquidation phase, the ability to achieve a profit on the sale of the Apartment Complexes. Apartment Complexes benefiting from Government Assistance also have required greater management expertise and have had higher operating expenses than conventional apartment buildings. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, below.

INVESTMENTS

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 12 remaining subsidiary partnerships.

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

PURCHASE MONEY NOTES

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2002 and 2001 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $22,909,000 and $51,597,000 as of March 25, 2002 and 2001, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. The Purchase Money Notes with seven year extensions have all been sold. Additionally, an oral agreement was reached in August 2001 to extend the maturity dates of the remaining Purchase Money Notes to September 2002 through October 2003. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $104,999 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $4,452,000, $6,550,000 and $6,993,000 were made to the Partnership during each of the years ended March 25, 2002, 2001 and 2000, respectively, of which approximately $3,872,000, $5,147,000 and $1,067,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0,

$598,000 and $6,000 for the 2001, 2000 and 1999 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

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

On October 21, 1998 President Clinton signed the Fiscal Year 1999 Departments of Veteran Affairs, Housing and Urban Development and Independent Agencies Appropriation Legisla-tion into law. The bill provides, among other things, that owners of a property that were eligible for prepayment had to give notice of such prepayment to HUD tenants and to the chief executive of the state or local government for the jurisdiction in which the housing is located. The notice must be provided not less than 150 days, but not more than 270 days, before such payment. Moreover, the owner may not increase the rent charged to tenants for a period of 60 days following such prepayment. The bill also provides for tenant-based vouchers for eligible tenants (generally below 80% of area median income) at the true comparable market rents for unassisted units in order to protect current residents from substantial increases in rent.

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

SALES OF UNDERLYING PROPERTIES/LOCAL PARTNERSHIP INTERESTS

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2002, the Partnership has disposed of forty-nine of its sixty-one original investments. Subsequently, four additional properties have been sold. Five additional investments are listed for sale and the Partnership anticipates that the three remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when or that the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership. All of these properties with the exception of Saraland have been sold.

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

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,188,000 resulting in a loss of approximately $973,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, resulting in forgiveness of indebtedness income during the 2001 Fiscal Year.

On March 30, 2001 Nu-Elm Apartments ("Nu-Elm") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,300,000. The contract has expired and the property was placed back on the market.

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

On May 21, 2001, Lexington Village ("Lexington") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On June 27, 2001, the property and related assets and liabilities of Oakwood Manor ("Oakwood") were sold to an unaffiliated third party purchaser for $3,099,000, resulting in a loss of approximately $145,000. The Partnership used approximately $1,077,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $6,803,000 resulting in forgiveness of indebtedness income of approximately $5,726,000.

On July 20, 2001, the property and related assets and liabilities of Washington Highland Apts. ("Washington Highland") were sold to an unaffiliated third party purchaser for $800,000, resulting in a loss of approximately $482,000. The Partnership used approximately $238,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,905,000 resulting in forgiveness of indebtedness income of approximately $1,668,000.

On August 14, 2001, the Partnership's Limited Partnership Interest in Southside Village Apts. ("Southside") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $218,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,926,000, resulting in gain on sale of property of such amount.

On August 14, 2001 the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $330,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,246,000, resulting in gain on sale of property of such amount.

On August 15, 2001 the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was assigned to the Local General Partner resulting in a loss of approximately $522,000. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,816,000, resulting in gain on sale of property of such amount.

On September 20, 2001, Shelton Beach Apartments, Ltd. ("Shelton Beach") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,333,333. Subsequently, on April 30, 2002, the property and related assets and liabilities were sold (see Note 12).

On September 20, 2001, Northpointe II Apartments, Ltd. ("Northpointe II") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of

$1,666,667. Subsequently, on April 30, 2002, the property and related assets and liabilities were sold (see Note 12).

On November 13, 2001, the property and related assets and liabilities of Seymour O'Brien Manor Apts. ("Seymour O'Brien") were sold to an unaffiliated third party for $920,000, resulting in a loss of approximately $126,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $1,842,000.

On November 20, 2001, the property and related assets and liabilities of Vincennes NiBlack Apts. ("Autumn Ridge") were sold to a unaffiliated third party for $2,500,000, resulting in a loss of approximately $262,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $3,567,000.

On December 4, 2001, the Partnership's Limited Partnership Interests in Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, and Southwest Apartments were sold to the Local General Partner effective January 1, 2002 for $11,988, $27,972, $11,988, $7,920, and $9,990, resulting in losses of approximately $264,000, $685,000, $329,000, $303,000, and $159,000,
respectively. No proceeds were used to settle the related Purchase Money Notes and interest thereon which were assigned to the Local General Partner, resulting in gains on sale of properties of approximately $2,153,000, $2,692,000, $1,682,000, $1,769,000, and $1,480,000, respectively.

On February 14, 2002, the property and related assets and liabilities of Nottingham Woods Apartments were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $1,123,000. The Partnership used approximately $488,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000. Approximately $2,763,000 is included in accounts payable, accrued expenses and other liabilities at March 25, 2002 and will result in forgiveness of indebtedness income during the 2002 Fiscal Year.

On February 15, 2002, the property and related assets and liabilities of Robindale East Apartments were sold to an unaffiliated third party for $735,519, resulting in a loss of approximately $479,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, which is included in accounts payable, accrued expenses and other liabilities of March 25, 2002 and will result in forgiveness of indebtedness income during the 2002 Fiscal Year.

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

Item 2.  Properties.

As of March 25, 2002, the Partnership holds a 98.99% limited partnership interest in each of twelve Local Partnerships, which own twelve Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2002, the properties and the related assets and liabilities owned by nine subsidiary partnerships were sold and the Partnership's Local Partnerships Interests in eight subsidiary partnerships were sold. Through the fiscal year ended March 25, 2002, the properties and the related assets and liabilities owned by twenty-five subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-four subsidiary partnerships were sold (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes owned as of March 25, 2002 are located in Alabama (3), Georgia (1), Kentucky (1), Michigan (3), Missouri (1), North Carolina (1), Oregon (1) and South Carolina (1).

The 12 Apartment Complexes owned by the Local Partnerships at March 25, 2002 contain a total of 1,163 rental units. The largest of the Apartment Complexes consists of 186 units; the smallest Apartment Complex contains 50 units. Construction of each Apartment Complex was completed between 1972 and 1978.

The remaining Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex, except for the Apartment Complex owned by Saraland Apartments, Ltd., is located in the vicinity of other housing developments receiving Government Assistance.

All of the Apartment Complexes are subject to existing permanent first mortgages (the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE

                                                       GOVERNMENT
                                                       ASSISTANCE
                                                      -------------                      PERCENTAGE OF UNITS
                                                           HUD                           OCCUPIED AT DECEMBER 31,
NAME AND LOCATION                       YEAR          -------------     -----------------------------------------------------------
(NUMBER OF UNITS)                     COMPLETED        PROGRAMS(a)        2001          2000       1999          1998         1997
-----------------                     ---------       -------------       ----          ----       ----          ----         ----
Knollwood I                            1978           Sec.221(d)(4)        (e)          (e)         (e)          (e)           (e)
Mobile, AL (192)
Knollwood II                           1979           Sec.221(d)(4)        (e)          (e)         (e)          (e)           (e)
Mobile, AL (192)
Knollwood III                          1981           Sec.221(d)(4)        (e)          (e)         (e)          (e)           (e)
Mobile, AL (192)
Knollwood, IV                          1983           Sec.221(d)(4)        (e)          (e)         (e)          (e)           (e)
Mobile, AL (128)
Parklane II                            1977           Sec.221(d)(4)        (e)          (e)         (e)          (e)           (e)
Mobile, AL(140)
Cedarbay                               1981           Sec.221(d)(4)        (n)          (n)          93%          94%           88%
Mobile, AL(112)
Northwoods III Apts.                   1982           Sec.221(d)(4)        (p)           87%         87%          88%           96%
Pensacola, FL (192)
Westminster Manor Apts.                1972           Sec.221(d)(4)        (f)          (f)         (f)          (f)           (f)
Arvada, CO (280)                                          HAP
Northgate Townhouse Apts.              1977           Sec.221(d)(4)        (f)          (f)         (f)          (f)           (f)
Thornton, CO (184)                                        HAP
Hackley Village                        1971           Sec.236              (q)           93%         98%         100%           94%
Muskegon, MI (54)                                         HAP
Huntley #1                             1972           Sec.236               88%          98%         95%          98%           95%
Holt, MI (88)                                             HAP
Huntley #2                             1973           Sec.236               82%          99%         97%          99%          100%
Holt, MI (72)                                             HAP
Seymour O'Brien Manor Apts.            1972           Sec.236              (p)          100%        100%          98%           95%
Seymour, IN (56)                                          HAP
Washington Highland Apts.              1972           Sec.236              (p)           96%         93%         100%           88%
Washington, IN (56)                                       HAP
Vincennes Niblack Apts.                1972           Sec.236              (p)           96%         91%          94%           86%
("Autumn Ridge Apartments")                               HAP
Vincennes, IN (144)
Casa Ramon Apartments                  1974           Sec.236              (n)          (n)          99%         100%          100%
Orange, CA (75)                                           HAP
Nu-Elm Apartments                      1972           Sec.236               93%          92%         99%          94%          100%
Springfield, MI (72)                                      HAP
Buttonwood Acres                       1973           Sec.236              (f)          (f)         (f)          (f)           (f)
New Bedford, MA (132)                                     HAP(b)
Rockdale West                          1974           Sec.236              (i)          (i)         (i)          (i)           100%
New Bedford, MA (225)                                     HAP(b)
Solemar                                1976               (c)              (o)          (o)          98%         100%          100%
South Dartmouth, MA (200)
Decatur Apartments                     1971           Sec.236              (o)          (o)         (l)           84%           74%
Decatur, AL (100)                                         HAP

                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                       GOVERNMENT
                                                       ASSISTANCE
                                                      -------------                      PERCENTAGE OF UNITS
                                                           HUD                           OCCUPIED AT DECEMBER 31,
NAME AND LOCATION                       YEAR          -------------     -----------------------------------------------------------
(NUMBER OF UNITS)                     COMPLETED        PROGRAMS(a)        2001          2000       1999          1998         1997
-----------------                     ---------       -------------       ----          ----       ----          ----         ----
Florence Apartments                    1973           Sec.236              (o)          (o)         (l)           94%           90%
Florence, AL (96)
Saraland Apartments (g)                1972           Sec.236                0%           0%          0%           0%            0%
Saraland, AL (60)                                         HAP
University Gardens Apts.               1971           Sec.236              (q)          100%        100%         100%          100%
Waxahachie, TX (104)
Southside Village Apts.                1972           Sec.236              (q)           91%         96%          97%          100%
Brownwood, TX (104)                                       HAP
Dickens Ferry Apartments               1972           Sec.236              (o)          (o)         (l)           95%           94%
Mobile, AL (80)                                           HAP
Bonnie Doone Apartments                1972           Sec.236              (o)          (o)         (l)           97%           93%
Athens, AL (60)                                           HAP
Conifer 208 (Conifer Village)          1972           Sec.236              (n)          (n)          97%         100%           95%
Spokane, WA (64)                                          HAP
Conifer 307 (Fircrest)                 1973           Sec.236              (k)          (k)         (k)           97%           95%
Beaverton, OR (60)                                        HAP
Conifer 317 (Pinewood)                 1974           Sec.236               96%         100%         98%          92%           94%
Hillsboro, OR (50)
Bicentennial Apts.                     1976           Sec.221(d)(4)        (d)          (d)         (d)          (d)           (d)
Houston, TX (292)
Bellfort Apts.                         1979           Sec.221(d)(4)        (k)          (k)         (k)           93%           94%
Houston, TX (272)                                         HAP
Cloisters (Sundown)                    1974           Sec.236              (n)          (n)          98%          98%           98%
Birmingham, AL (192)                                      HAP
Cabarrus Arms                          1974           Sec.236               96%          95%         96%          96%           96%
Kannapolis, NC (76)                                       HAP
Summer Arms Apts.                      1974           Sec.236               92%          98%         96%          96%          100%
Sumter, SC (100)                                          HAP
Lexington Village                      1973           Sec.236               75%          95%         97%          98%           98%
Conyers, GA (108)                                         HAP
Ware Manor                             1971           Sec.236              (p)           93%         98%          98%           99%
Waycross, GA (84)                                         HAP
Nottingham Woods Apts.                 1974           Sec.236              (p)           97%         92%          96%           99%
Oxford, AL (144)
Hathaway Court                         1974           Sec.236              100%         100%        100%          99%           99%
Covington, KY (159)                                       HAP
Tall Pines                             1972           Sec.236              (p)           98%         99%          97%           98%
La Grange, GA (115)                                       HAP
Shelton Beach Apts.                    1975           Sec.221(d)(4)         94%          92%         83%          91%           96%
Saraland, AL (112)
Northpointe II                         1978           Sec.221(d)(4)         91%          93%         86%          86%           94%
Saraland, AL (80)
Caroline Forest Apts.                  1973           Sec.236              (o)          (o)         100%         100%          100%
Salem, VA (72) (m)
Park of Pecan I                        1979           Sec.221(d)(4)        (i)          (i)         (i)          (i)            93%
Rosenberg, TX (137)

                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                       GOVERNMENT
                                                       ASSISTANCE
                                                      -------------                      PERCENTAGE OF UNITS
                                                           HUD                           OCCUPIED AT DECEMBER 31,
NAME AND LOCATION                       YEAR          -------------     -----------------------------------------------------------
(NUMBER OF UNITS)                     COMPLETED        PROGRAMS(a)        2001          2000       1999          1998         1997
-----------------                     ---------       -------------       ----          ----       ----          ----         ----
Park of Pecan II                       1978           Sec.221(d)(4)        (i)          (i)         (i)          (i)            88%
Rosenberg, TX (136)
Villa Apollo No. 1                     1971           Sec.236              (j)          (j)         (j)           90%           90%
Brownstown Township, MI (112)                             HAP
Carlton Terrace Apartments             1973           Sec.236              (j)          (j)         (j)           98%           99%
Sterling Heights, MI (300)
Cranbrook Manor Apartments             1970           Sec.236              (j)          (j)         (j)           78%           82%
Lansing, MI (136)                                         HAP
Oakbrook Villa Apartments              1970           Sec.236              (k)          (k)         (k)           91%           84%
Romulus, MI (352)                                         HAP
Pebble Creek                           1973           Sec.236               99%         100%        100%          99%           99%
East Lansing, MI (186)
Villa Apollo No. 2                     1971           Sec.236              (j)          (j)         (j)           89%           86%
Brownstown Township, MI (286)                             HAP
Greenwood Manor                        1974           Sec.236              (q)           91%         92%          80%           94%
Pine Bluff, AR (64)                                       HAP
Malvern Manor                          1974           Sec.236              (q)           90%         98%          92%          100%
Malvern, AR (50)                                          HAP
Hereford Manor                         1973           Sec.236              (q)           94%         84%          92%           94%
Siloam Springs, AR (50)                                   HAP
Henslee Heights                        1974           Sec.236              (q)          100%        100%          97%           97%
Pine Bluff, AR (78)                                       HAP
Oakwood Manor                          1972           Sec.236              (p)           76%         82%          92%           92%
Little Rock, AR (200)                                     HAP
West Scenic Apartments                 1971           Sec.236              (n)          (n)          95%          95%           97%
North Little Rock, AR (150)
Robindale East Apartments              1974           Sec.236              (p)           73%         91%          87%           91%
Blytheville, AR (88)                                      HAP
Southwest Apartments                   1970           Sec.236              (q)           94%         94%          96%           94%
Little Rock, AR (49)                                      HAP
Valley Arms                            1975           Sec.236              (k)          (k)         (k)           28%           55%
Statesville, NC (100)                                     HAP
Lancaster Manor                        1970           Sec.221(d)(3)        (h)          (h)         (h)          (h)           100%
San Diego, CA (248)

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

(1) HUD provides mortgage insurance for rental housing projects pursuant to a number of sections of Title II of the National Housing Act ("NHA"), including
Section 236, Section 221(d)(4), Section 221(d)(3) and Section 220. Under all of these programs, HUD will generally provide insurance equal to 100% of the total replacement cost of the project to non-profit owners and 90% of the total replacement cost to limited-distribution owners. Mortgages are pro-vided by institutions approved by HUD, including banks, savings and loan companies and local housing authorities. Section 221(d)(4) of NHA provides for federal insurance of private construction and permanent mortgage loans to finance new construction of rental apartment complexes containing five or more units. The most significant difference between the Section 221(d)(4) program and the Section 221(d)(3) program is the maximum amount of the loan which may be obtained. Under the Section 221(d)(3) program, non-profit sponsors may obtain a permanent mortgage equal to 100% of the total replacement cost; no equity contribution is required of a non-profit sponsor. In all other respects the
Section 221(d)(3) program is substantially similar to the Section 221(d)(4) program.

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

(i) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended March 25, 1999 (see Item 7. below).

(j) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2000 (see Item 7. below).

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

(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 21, 2001.

(p) The property and the related assets and liabilities were sold during the fiscal year ended March 31, 2002.

(q) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 31, 2002.

Huntley #1 and Huntley #2 had decreases in occupancy rates of 10% and 12%, respectively at December 31, 2001 as compared to December 31, 2000. Leases were allowed to expire at both properties in anticipation of a major rehabilitation project upon the sale of the properties, which occurred May 9, 2002 (see Note
12).

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 2002, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 30, 2002, there were approximately 4,408 registered holders of Limited Partnership Interests.

In March 2001, a distribution of approximately $1,389,000 and $14,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $1,403,000 for the year ended March 25, 2001, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. In March 2000, a distribution of approximately $1,980,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,000,000 for the year ended March 25, 2000, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. In March 1998, a distribution of approximately $1,997,000 and $20,000 was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $2,017,000 for the year ended March 25, 1998, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. With the exception of these distributions, the Partnership had made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2002. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes that receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                      YEAR ENDED MARCH 25,
                          ----------------------------------------------------------------------------
OPERATIONS                    2002             2001           2000            1999           1998
----------                ------------    ------------    ------------    ------------    ------------
Revenues                  $ 28,374,997    $ 34,185,019    $ 38,002,609    $ 36,695,719    $ 37,441,984
Operating expenses         (16,215,466)    (28,223,218)    (35,058,379)    (39,658,795)    (45,106,539)
Loss on impairment of
 assets                              0               0               0      (2,399,391)              0
Minority interest              215,380        (888,911)     (3,110,714)         (4,662)         57,040
                          ------------    ------------    ------------    ------------    ------------

Income (loss) before
 extraordinary item         12,374,911       5,072,890        (166,484)     (5,367,129)     (7,607,515)

Extraordinary item-
 forgiveness of indebt-
 edness                     21,389,335      21,773,849      23,069,821       4,232,663      28,257,707
                          ------------    ------------      ----------    ------------    ------------

Net income (loss)         $ 33,764,246    $ 26,846,739    $ 22,903,337    $ (1,134,466)   $ 20,650,192
                          ============    ============      ==========    ============    ============

Income (loss) before
 extraordinary item per
   BAC                    $      1,015    $        416    $        (14)   $       (440)   $       (624)
Extraordinary item per
   Unit                          1,754           1,785           1,892             347           2,317
                          ------------    ------------    ------------    ------------    ------------

Net income (loss) per
   Unit                   $      2,769    $      2,201    $      1,878    $        (93)   $      1,693
                          ============    ============    ============    ============    ============

                                                    YEAR ENDED MARCH 25,
                          ----------------------------------------------------------------------------
FINANCIAL POSITION            2002            2001           2000             1999           1998
------------------        ------------    ------------    ------------    ------------    ------------
Total assets              $ 27,426,999    $ 51,182,923    $ 81,413,006    $112,436,709    $121,697,254
                          ============    ============    ============    ============    ============
Long-term obligations     $ 46,473,916    $103,353,307    $162,421,389    $212,711,021    $223,367,991
                          ============    ============    ============    ============    ============
Total liabilities         $ 56,695,370    $113,797,425    $169,474,875    $221,443,873    $230,161,240
                          ============    ============    ============    ============    ============
Minority interest         $    220,513    $    638,628    $    635,465    $    593,370    $      2,082
                          ============    ============    ============    ============    ============

For the year ended March 25, 1999 there was a decrease in assets primarily due to loss on impairment of assets. During the years ended March 25, 1999, 2000, 1999, 2001 and 2002, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1998, 1999, 2000, 2001 and 2002 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

                        SELECTED QUARTERLY FINANCIAL DATA (Unaudited)
                        ---------------------------------------------

                                           Quarter Ended
                     -----------------------------------------------------------
OPERATIONS              June 25,     September 25,   December 25,      March 25,
                         2001            2001            2001             2002
-------------------  ------------    ------------    ------------    ------------
Revenues             $  2,536,631    $  5,864,412    $ 10,180,566    $ 10,310,560

Operating ex-
 penses                (5,145,579)     (4,410,027)     (3,391,622)     (3,268,238)

Minority Interest         241,128         109,450        (123,311)        (13,527)
                     ------------    ------------    ------------    -------------
(Loss) income
 before extraordi-
 nary item             (2,367,820)      1,563,835       6,665,633       7,028,795
                     ------------    ------------    ------------    -------------

Extraordinary
 item-forgiveness
 of indebtedness        3,839,356      10,473,627       1,667,561       5,408,791
                     ------------    ------------    ------------    -------------

Net income           $  1,471,536    $ 12,037,462    $  8,333,194    $ 12,437,586
                     ============    ============    ============    =============

(Loss) income
 before extraor
 dinary item per
 BAC                 $       (194)   $        128    $        547    $        576

Extraordinary
 item per Unit                315             859             136             444
                     ------------    ------------    ------------    -------------

Net income per
 Unit                $        121    $        987    $        683    $      1,020
                     ============    ============    ============    ============


                                           Quarter Ended
                     -------------------------------------------------------------
OPERATIONS              June 25,     September 25,    December 25,     March 25,
                          2000           2000             2000           2001
-------------        ------------    ------------    ------------    ------------
Revenues             $  4,453,328    $ 14,286,176    $  7,277,544    $  8,167,971

Operating ex-
 penses                (8,836,978)     (7,470,881)     (5,497,499)     (6,417,860)

Minority Interest         (96,556)         (6,508)       (831,240)         45,393
                     ------------    ------------    ------------    ------------
(Loss) income
 before extraordi-
 nary item             (4,480,206)      6,808,787         948,805       1,795,504

Extraordinary
 item-forgiveness
 of indebtedness       14,001,550         121,236          (4,646)      7,655,709
                     ------------    ------------    ------------    ------------

Net income           $  9,521,344    $  6,930,023    $    944,159    $  9,451,213
                     ============    ============    ============    ============

(Loss) income
 before extraordi
 nary item per
 BAC                 $       (367)   $        559    $         77    $        147
Extraordinary
 item per Unit              1,148              10               0             627
                     ------------    ------------    ------------    ------------
Net income per
 Unit                $        781    $        569    $         77    $        774
                     ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of fiscal year 2001, the Partnership had interests in 29 Local Partnerships. During the fiscal year ended March 25, 2002, the property and the related assets and liabilities owned by nine subsidiary partnerships were sold and the Partnership's Local Partnership Interests in eight subsidiary partnerships were sold. Through the fiscal year ended March 25, 2002, the properties and the related assets and liabilities owned by twenty-five subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-four subsidiary partnerships were sold. As of March 25, 2002, the Partnership owned interests in 12 Local Partnerships.

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

During the year ended March 25, 2002, cash and cash equivalents of the Partnership increased approximately $24,000. This increase is due to cash provided by operating activities ($1,358,000) and proceeds from the sale of property ($15,420,000), which exceeded principal payments of Purchase Money Notes ($3,776,000), repayments of mortgage notes payable ($10,121,000), a decrease in the capitalization of minority interest ($203,000), costs paid relating to sale of property ($557,000), an increase in mortgage escrow deposits ($236,000), distributions paid ($1,403,000) and acquisition of property and equipment and property and equipment held for sale ($458,000). Included in the adjustments to reconcile the net income to cash used in operating activities is gain on sale of property ($16,927,000), forgiveness of indebtedness income ($21,389,000) and depreciation ($1,364,000).

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,217,000, $2,514,000 and $2,293,000, were accrued and unpaid as of March 25, 2002, 2001 and 2000, respectively.

Distributions aggregating approximately $4,452,000, $6,550,000 and $6,993,000 were made to the Partnership during the 2001, 2000 and 1999 Fiscal Years, respectively, of which approximately $3,872,000, $5,147,000 and $1,067,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0, $598,000 and $6,000 for the 2001, 2000 and 1999 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

Partnership management fees owed to the General Partners amounting to approximately $2,847,000 and $2,178,000 were accrued and unpaid as of March 25, 2002 and 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations.

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

For the year ended March 25, 2002, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2002, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 2001, 2000 and 1999 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of property, forgiveness of indebtedness income, other income, loss on impairment of assets, administrative and management and financial remained fairly constant for the 2001, 2000 and 1999 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance.

Net income during the 2001, 2000 and 1999 Fiscal Years totaled $33,764,246, $26,846,739 and $22,903,337, respectively.

2001 VS. 2000

Rental income decreased by 36% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding Oakbrook Villa Apartments, Bellfort Apartments, Valley Arms, Conifer 307, Casa Ramon Apartments, Cloisters (Sundown), Conifer 208, Cedarbay, West Scenic Apartments, Tall Pines, Northwoods III Apartments, Ware Manor, Oakwood Manor, Washington Highlands Apartments, Seymour O'Brien Manor Apartments, and Vincennes NiBlack Apartments which sold their properties and the related assets and liabilities and Cranbrook Manor Apartments, Caroline Forest Apartments, Bonnie Doone Apartments, Dickens Ferry Apartments, Decatur Apartments, Florence Apartments, Solemar, Southside Village Apartments, University Gardens Apartments, Hackley Village, Greenwood Manor, Malvern Manor, Hereford Manor, Henslee Heights, and Southwest Apartments in which the Partnership sold its Local Partnership interests (collectively, the "Sold Assets"), rental income increased by approximately 3% during the 2001 Fiscal Year as compared to the 2000 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately 22% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, other income increased approximately 13% primarily due to an underaccrual of interest income at two Local Partnerships in 2000, partially offset by a decrease in interest income at the Partnership level as the result of lower cash and cash equivalent balances in 2001.

Total expenses, excluding the Sold Assets, administrative and management, financial and depreciation, remained fairly consistent with an increase of approximately 2% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year.

Administrative and management decreased approximately 39% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, such expense decreased approximately 12% primarily due to a decrease in legal expenses at the Partnership level.

Financial decreased approximately 56% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, such expense decreased approximately 27% primarily due to an decrease in the prime interest rate in 2001.

Depreciation decreased approximately 58% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, such expense increased approximately 34% primarily due to the expiration of a sales contract at one Local Partnership. The Local Partnership was classified as an asset held for sale in 2000 and was not depreciated.

Administrative and management-related parties, operating, repairs and maintenance, and taxes and insurance decreased approximately $319,000, $939,000, $1,537,000, and $594,000 respectively, during the 2001 Fiscal Year compared to the 2000 Fiscal Year. Excluding the Sold Assets, such expenses increased (decreased) approximately ($22,000), $111,000, ($45,000), and $68,000, respectively, during the 2001 Fiscal Year compared to the 2000 Fiscal Year.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties.

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

The Debtor has filed an Amended Plan of Reorganization which will be considered by the Bankruptcy Court this summer. The plan provides for resolution of HUD, EPA and general unsecured claims. The plan also requires the holders of partnership interests, including the Partnership, to make new capital contributions to preserve their interests in the reorganized company.

Due to the uncertainty of the outcome of these lawsuits, no loss contingency has been accrued in the accompanying financial statements. The Local Partnership has virtually abandoned the property, and is not making payments on its mortgage loan.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2002 and 2001, respectively, and the minority interest balance was $21,000 at both dates. Saraland's net loss after minority interest amounted to approximately $36,000, $32,000 and $20,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

OAKWOOD MANOR, LTD.
The financial statements of Oakwood Manor, Ltd. ("Oakwood") have been prepared assuming that Oakwood will continue as a going concern. On June 27, 2001, Oakwood sold its sole revenue producing asset, an apartment complex, to an unaffiliated third party purchaser for

$3,090,000. This factor raises substantial doubt about Oakwood's ability to continue as a going concern. The financial statements of Oakwood do not include any adjustments that might result from the outcome of this uncertainty, if Oakwood is unable to continue as a going concern.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                                       Sequential
                                                                                           Page
                                                                                       ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                        28

         Consolidated Balance Sheets at March 25, 2002 and 2001                             139

         Consolidated Statements of Operations for the Years Ended March 25,
         2002, 2001 and 2000                                                                140

         Consolidated Statements of Changes in Partners' Deficit for the Years
         Ended March 25, 2002, 2001 and 2000                                                141

         Consolidated Statements of Cash Flows for the Years Ended March 25,
         2002, 2001 and 2000                                                                142

         Notes to Consolidated Financial Statements                                         145

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2002 and 2001, and the related consolidated statements of operations, changes in partners' deficit, and cash flows for the years ended March 25, 2002, 2001 and 2000 (the 2001, 2000 and 1999 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 31 (2001 Fiscal Year), 43 (2000 Fiscal Year) and 48 (1999 Fiscal Year) subsidiary partnerships whose net (losses) income aggregated $1,523,249, $11,048,206 and $30,130,274 for the 2001, 2000 and 1999
Fiscal Years, respectively, and whose assets constituted 91% and 86% of the Partnership's assets at March 25, 2002 and 2001, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2002 and 2001, and the results of their operations and their cash flows for the years ended March 25, 2002, 2001 and 2000, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainties of these subsidiary partnerships' abilities to continue in existence. In addition, during the 2001 Fiscal Year two subsidiary partnerships adopted plans to sell their property and liquidate in lieu of continuing their businesses. As a result, the financial statements for these two subsidiary partnerships are presented on the liquidating basis of accounting. These four subsidiary partnerships' net losses aggregated $135,034 for the 2001 Fiscal Year, and their assets aggregated $3,317,470 at March 25, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money Notes are now extended, with maturity dates ranging from September 2002 to October 2003 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
February 1, 2000

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northwoods III Apartments, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Northwoods III Apartments, Ltd. for the period January 1, 2001 through August 23, 2001. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the changes in net assets in liquidation for the period January 1, 2001 through August 23, 2001, in conformity with accounting principles generally accepted in the United States of America.

As described in note A to the financial statement, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On April 23, 2001, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 23, 2001

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Hackley Village Associates #1

We have audited the accompanying balance sheet of Hackley Village Associates #1, HUD Project #047-44030-LDP-SUP, as of August 15, 2001, and the related statements of income, and cash flows, and changes in partner's equity for the period then ended. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An Audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hackley Village Associates #1 as of August 15, 2001, and the results of its operations and its cash flows and its changes in partners' equity for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated October 3, 2001, on our consideration of Hackley Village Associates' internal controls and a report dated October 3, 2001, on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
October 3, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 5, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Project #047-44029 LDP-SUP of Huntley Associates (A Limited Partnership) as of December 31, 2001, and the related statements of income and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44029 LDP-SUP as at December 31, 2001, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issue a report dated January 21, 2002 on our consideration of Huntley Associates' internal controls and a report dated January 21, 2002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
January 21, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of December 31, 2001, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at December 31, 2001, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 16, 2002 on our consideration of Huntley Associates #2's internal controls and a report dated January 16, 2002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
January 16, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 15, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at November 13, 2001, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the period ended November 13, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of November 13, 2001, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 8, 2002 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated January 8, 2002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
January 8, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 19, 2000

[Letterhead of Bordman & Winnick]

Independent Auditors Report

To the Partners of
Washington Highland Apartments

We have audited the accompanying balance sheet of HUD Project No. 073-44073 of Washington Highland Apartment (a Limited Partnership) as of July 20, 2001, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the years ended July 20, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUD Project No. 073-44073 as of July 20, 2001, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated September 13, 2001 on our consideration of Washington Highland Apartment (a Limited Partnership) internal controls and a report dated September 13, 2001 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
September 13, 2001

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 13, 2000

[Letterhead of BORDMAN & WINNICK]

Independent Auditor's Report

To the Partners of
AUTUMN RIDGE APARTMENTS Formerly known as
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of Project #073-58501 LDP of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments (A Limited Partnership) as at November 20, 2001, and the related statements of operations and changes in partner's equity for the period January 1, 2001 to November 20, 2001. We have also audited the statements of cash flows for the period January 1, 2001 to November 20, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project # 073-58501 LDP as of November 20, 2001, and the results of its operations and the changes in partners' equity and cash flows for the period January 1, 2001 to November 20, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 8, 2002 on our consideration of AUTUMN RIDGE APARTMENTS' formerly known as Vincennes Niblack Apartments (A Limited Partnership) internal controls and reports dated January 8, 2002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
January 8, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 17, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Project #084-44035 LDP of Nu-Elm Apartments (A Limited Partnership) as of December 31, 2001, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statement of cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #084-44035 LDP as of December 31, 2001, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

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

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report dated January 31, 2002 on our consideration of Nu-Elm Apartments (A Limited Partnership) internal controls and a report dated January 31, 2002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 31, 2002

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

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), as of December 31, 2001, and the related statements of profit and loss, changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2001 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O.  Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 15, 2002

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

[Letterhead of Crabtree & Associates, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To The Partners
University Gardens Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of University Gardens Apartments LTD., (a limited partnership) as of August 14, 2001 and the related statements of income, changes in partners' equity, and cash flows for the period January 1, 2001 through August 14, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of University Gardens Apartments, Ltd. as of August 14, 2001, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the financial statements taken as a whole. The supporting information included in this report is presented for the purpose of additional analysis and is not a required part of the basic financial statements of University Gardens Apartments, Ltd. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Crabtree & Associates, L.L.P.
Certified Public Accountants
Azle, Texas
December 18, 2001

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

[Letterhead of Crabtree & Associates, L.L.P.]

INDEPENDENT AUDITOR'S REPORT

To The Partners
Southside Village Apartments LTD.
(A Limited Partnership)

We have audited the accompanying balance sheet of Southside Village Apartments LTD., (a limited partnership) as of August 14, 2001 and the related statements of income, changes in partners' equity, and cash flows for the period January 1, 2001 through August 14, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southside Village Apartments Ltd. as of August 14, 2001, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Crabtree & Associates, L.L.P.
Certified Public Accountants
Azle, Texas
December 18, 2001

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 24, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheets of Conifer 317, An Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 31, 2001, and the related statements of profit and loss, changes in partners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and GOVERNMENT AUDITING STANDARDS, issued by the Comptroller General of the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, An Oregon Limited Partnership, as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The Partnership is regulated by the U.S. Department of Housing and Urban Development (HUD) as to rental charges, operating methods and reporting requirements. The financial statements are presented in sufficient detail to facilitate the electronic submission of certain financial information by the Partnership to HUD's Real Estate Assessment Center.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information shown on pages 15 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with GOVERNMENT AUDITING STANDARDS, we have also issued a report, dated February 8, 2002, on our consideration of the Partnership's internal controls and reports, dated February 8, 2002, on its compliance with laws and regulations. Those reports are an integral part of an audit performed in accordance with GOVERNMENT AUDITING STANDARDS and should be read in conjunction with this report in considering the results of our audit.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 8, 2002

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

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 4 to the financial statements, the Partnership's operations have not generated and are not expected to generate sufficient cash flows to service its existing debt structure, and the Partnership's purchase note payable is due November 1, 1999. These matters raise substantial doubt about the Partnership's ability to continue as going concern. The Partnership's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments as of December 31, 1999 that might result from the outcome of this uncertainty. As described in Note 4, in January 2000, the Partnership sold its interest in the apartment project described in Note 1 in exchange for cash and forgiveness of debt.

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
December 15, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates ("the Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
February 8, 2002

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 24, 2001

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2001, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2001, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 1, 2002

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of December 31, 2001, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of December 31, 2001, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 1, 2002

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Ware Manor Associates
Waycross, Georgia

We have audited the accompanying balance sheets of Ware Manor Associates (a limited partnership) as of June 20, 2001 and December 31, 2000 and 1999 and the related statements of operations, changes in partners' equity and cash flows for the period of January 1, 2001 to June 20, 2001 and for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ware Manor Associates (a limited partnership) as of June 20, 2001 and December 31, 2000 and 1999, and the results of its operations and its cash flows for the period of January 1, 2001 to June 20, 2001 and for years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
August 23, 2001

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheets of Nottingham Woods Apartments Limited ("the Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
February 8, 2002, except for Note I,
  which is as of February 14, 2002

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 25, 2001

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of December 31, 2001 and 2000, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
February 8, 2002

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 26, 2001

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of June 20, 2001 and December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the period of January 1, 2001 to June 20, 2001 and for years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tall Pines Associates as of June 20, 2001 and December 31, 2000 and 1999, and the results of its operations and its cash flows for the period of January 1, 2001 to June 20, 2001 and for years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
August 23, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

We have audited the accompanying statement of net assets in liquidation of Shelton Beach Apartments, Ltd. as of December 31, 2001, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note A to the financial statements, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Shelton Beach Apartments, Ltd. as of December 31, 2001, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note A to the financial statements, the partnership has entered into a purchase and sale agreement to sell the rental property.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

We have audited the accompanying statement of net assets in liquidation of Northpointe II, Ltd. as of December 31, 2001, and the related statement of changes in net assets in liquidation for the year then ended. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in note A to the financial statements, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. As a result, the partnership's financial statements are presented on the liquidation basis of accounting.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of Northpointe II, Ltd. as of December 31, 2001, and the changes in net assets in liquidation for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note A to the financial statements, the partnership has entered into a purchase and sale agreement to sell the rental property.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 2002

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

/s/ Kirschner Hutton Perlin, P.C.
Southfield, Michigan
February 16, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 2001, and the related statements of Profit and loss, and changes in accumulated earnings for the year then ended. We have also audited the statements of cash flows for the years ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 2001, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 21, 2002 on our consideration of the partnership's internal control structure and a report dated January 21, 21002 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 21, 2002

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

/s/ Nessel, Smith, Leff & Borsen, PLLC
Certified Public Accountants
Farmington Hills, MI
January 5, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Greenwood Manor, Ltd.:

We have audited the accompanying financial statements of Greenwood Manor, Ltd., (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenwood Manor, Ltd. as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2002, on our consideration of Greenwood Manor Ltd.'s internal control and reports dated January 17, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 17, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 4, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Malvern Manor, Ltd.:

We have audited the accompanying financial statements of Malvern Manor, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 25, 2002, on our consideration of Malvern Manor, Ltd.'s internal control and reports dated January 25, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 25, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 23, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Hereford Manor, Ltd.:

We have audited the accompanying financial statements of Hereford Manor, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2001, and the results of its operations, changes in partners' equity and cash flows for the year then ended in conformity with accepted accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a reported dated January 21, 2002, on our consideration of Hereford Manor, Ltd.'s internal control and reports dated January 21, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 21, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 14, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Henslee Heights, Ltd.:

We have audited the accompanying financial statements of Henslee Heights, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 17, 2002, on our consideration of Henslee Heights, Ltd.'s internal control structure and reports dated January 17, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 17, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 11, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Oakwood Manor, Ltd.:

We have audited the accompanying special-purpose balance sheet of Oakwood Manor, Ltd. (the "Partnership") as of June 27, 2001, and the related special-purpose statements of income, partners' equity, and cash flows for the period then ended. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying special-purpose financial statements have been prepared, as described in Note 1 to the financial statements, for the purpose of consolidation with those of Cambridge Advantaged Properties Limited Partnership ("Cambridge"), and on the basis of accounting practices specified by the management of Cambridge. These financial statements are not intended to be a presentation in conformity with accounting principles generally accepted in the United States of America.

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership as of June 27, 2001, and the results of its operations and its cash flows for the period then ended in conformity with the basis of accounting described in Note 1.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 1 and 7 to the financial statements, the Partnership sold its sole revenue producing asset during the period, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

This report is intended solely for the information and use of the partners of Oakwood Manor, Ltd., management and Cambridge and should not be used for any other purpose.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
November 28, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 8, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
West Scenic Apartments, Ltd.:

We have audited the accompanying special-purpose balance sheet of West Scenic Apartments, Ltd. (the "Partnership") as of January 5, 2001, and the related special-purpose statements of income, partners' equity, and cash flows for the five day period then ended. These financial statements are the responsibility of the General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, such special-purpose financial statements present fairly, in all material respects, the financial position of the Partnership as of January 5, 2001, and the results of its operations and its cash flows for the five day period then ended in conformity with the basis of accounting described in Note 1.

This report is intended solely for the information and use of the partners of West Scenic Apartments, Ltd., management and Cambridge and should not be used for any other purpose.

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 16, 2001

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 9, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 16, 2002, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated January 16, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 16, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 10, 2000

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Southwest Apartments, Ltd.:

We have audited the accompanying financial statements of Southwest Apartments, Ltd. (the "Partnership") as of December 31, 2001, and for the year then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America and Government Auditing Standards, issued by the Comptroller General of the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the general partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations, changes in partners' equity, and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated January 21, 2002, on our consideration of Southwest Apartments, Ltd.'s internal control and reports dated January 21, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 21, 2002

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

/s/ Bick Fredman & Co.
Cleveland, Ohio
September 2, 1999

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                                     MARCH 25,
                                                                                 ------------------------------------------
                                                                                      2002                          2001
                                                                                 -------------                -------------
Property and equipment - net, less accumulated
   depreciation (Notes 2, 4 and 6)                                               $   5,470,303                $  20,186,022
Property and equipment -
   held for sale (Notes 2, 4, 6 and 7)                                              11,548,976                   18,795,939
Cash and cash equivalents (Notes 2 and 11)                                           4,967,577                    4,943,694
Cash - restricted for tenants' security deposits (Note 3)                              304,539                      541,659
Mortgage escrow deposits (Notes 3, 5 and 6)                                          4,376,911                    5,654,637
Prepaid expenses and other assets (Note 8)                                             758,693                    1,060,972
                                                                                 -------------                -------------
Total assets                                                                     $  27,426,999                $  51,182,923
                                                                                 =============                =============

                        LIABILITIES AND PARTNERS' DEFICIT

Liabilities
   Mortgage notes payable (Notes 3 and 6)                                        $  13,137,483                $  27,753,150
   Purchase money notes payable (Notes 3 and 7)                                      9,861,837                   23,477,968
   Due to selling partners (Notes 3 and 7)                                          22,957,424                   52,122,189
   Accounts payable, accrued expenses and other liabilities                          6,493,319                    5,483,360
   Tenants' security deposits payable                                                  283,920                      481,950
   Due to general partners of subsidiaries and their affiliates (Note 8)               114,744                       98,265
   Due to general partners and affiliates (Note 8)                                   3,329,471                    2,978,008
   Distributions payable (Note 12)                                                           0                    1,402,535
                                                                                 -------------                -------------

                                                                                    56,178,198                  113,797,425
                                                                                 -------------                -------------

Minority interest (Note 2)                                                             222,153                      638,628
                                                                                 -------------                -------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
     Limited partners                                                              (28,146,094)                 (62,083,074)
     General partners                                                                 (827,258)                  (1,170,056)
                                                                                 -------------                -------------

                                                                                   (28,973,352)                 (63,253,130)
                                                                                 -------------                -------------

Total liabilities and partners' deficit                                          $  27,426,999                $  51,182,923
                                                                                 =============                =============

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED MARCH 25,
                                                          ---------------------------------------------------------------------
                                                              2002                         2001                         2000
                                                          -------------                -----------                  -----------
Revenues
Rentals, net                                              $  11,017,460                $17,152,679                  $23,915,060
Other                                                           947,492                  1,211,751                    1,265,116
Gain on sale of property (Note 10)                           16,927,217                 15,820,589                   12,822,433
                                                          -------------                -----------                  -----------
Total revenues                                               28,892,169                 34,185,019                   38,002,609
                                                          -------------                -----------                  -----------
Expenses
Administrative and management                                 2,385,647                  3,906,671                    4,826,465
Administrative and management-related parties
   (Note 8)                                                   1,815,488                  2,134,544                    2,595,161
Operating                                                     2,159,557                  3,098,242                    4,319,192
Repairs and maintenance                                       2,771,078                  4,307,937                    6,653,986
Taxes and insurance                                           1,522,710                  2,117,113                    2,972,307
Financial, principally interest                               4,196,910                  9,446,421                    8,775,674
Depreciation                                                  1,364,076                  3,212,290                    4,915,594
                                                          -------------                -----------                  -----------
Total expenses                                               16,215,466                 28,223,218                   35,058,379
                                                          -------------                -----------                  -----------

Income before minority interest and
   extraordinary item                                        12,676,703                  5,961,801                    2,944,230

Minority interest loss (income) of subsidiaries                 213,740                   (888,911)                  (3,110,714)
                                                          -------------                -----------                  -----------

Income (loss) before extraordinary item                      12,890,443                  5,072,890                     (166,484)
Extraordinary item-forgiveness of
   indebtedness income (Notes 6 and 10)                      21,389,335                 21,773,849                   23,069,821
                                                          -------------                -----------                  -----------

Net income                                                $  34,279,778                $26,846,739                  $22,903,337
                                                          =============                ===========                  ===========

Limited Partners Share:
Income (loss) before extraordinary item                   $  12,761,539                $ 5,022,161                  $  (164,819)
Extraordinary item                                           21,175,442                 21,556,111                   22,839,123
                                                          -------------                -----------                  -----------

Net income                                                $  33,936,981                $26,578,272                  $22,674,304
                                                          =============                ===========                  ===========

Number of units outstanding                                      12,074                     12,074                       12,074
                                                          =============                ===========                  ===========

Income (loss) before extraordinary item per
   limited partner unit                                   $       1,057                $       416                  $       (14)
Extraordinary item per limited partner unit                       1,754                      1,785                        1,892
                                                          -------------                -----------                  -----------

Net income per limited partnership unit                   $       2,811                $     2,201                  $     1,878
                                                          =============                ===========                  ===========


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                                                       LIMITED                      GENERAL
                                                  TOTAL                                PARTNERS                     PARTNERS
                                             -------------                          -------------                  -----------
Balance - March 26, 1999                     $(109,600,534)                         $(107,967,004)                 $(1,633,530)

Net income                                      22,903,337                             22,674,304                      229,033

Distributions                                   (2,000,137)                            (1,980,136)                     (20,001)
                                             -------------                          -------------                  -----------

Balance - March 25, 2000                       (88,697,334)                           (87,272,836)                  (1,424,498)

Net income                                      26,846,739                             26,578,272                      268,467

Distributions                                   (1,402,535)                            (1,388,510)                     (14,025)
                                             -------------                          -------------                  -----------

Balance - March 25, 2001                       (63,253,130)                           (62,083,074)                  (1,170,056)

Net income                                      34,279,778                             33,936,980                      342,798
                                             -------------                          -------------                  -----------

Balance - March 25, 2002                     $ (28,973,352)                         $ (28,146,094)                 $  (827,258)
                                             =============                          =============                  ===========


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                   YEAR ENDED MARCH 25,
                                                                  --------------------------------------------------------
                                                                      2002                  2001                 2000
                                                                  -------------         -------------        -------------
Cash flows from operating activities:
Net income                                                         $ 34,279,778          $ 26,846,739         $ 22,903,337
                                                                    -----------           -----------          -----------
Adjustments to reconcile net income
   to net cash provided by (used in)
   operating activities:
Gain on sale of property                                            (16,927,217)          (15,820,589)         (12,822,433)
Extraordinary item-forgiveness of
   indebtedness income                                              (21,389,335)          (21,773,849)         (23,069,821)
Depreciation                                                          1,364,076             3,212,290            4,915,594
Minority interest in (loss) income of subsidiaries                     (213,740)              888,911            3,110,714
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits                           60,234                55,469              189,549
Mortgage escrow deposits - operating                                     45,298             1,161,193            1,280,704
Prepaid expenses and other assets                                        14,827              (237,713)              34,065
Increase (decrease) in liabilities:
Due to selling partners                                               3,787,630             8,588,157            7,669,061
Payments of interest to selling partners                               (115,683)           (3,464,303)          (4,044,678)
Accounts payable, accrued expenses and
   other liabilities                                                   (261,696)             (700,883)            (254,074)
Tenants' security deposits payable                                      (37,030)              (88,239)            (178,669)
Due to general partners of subsidiaries and
   their affiliates                                                      19,584                91,706              661,678
Due to general partners of subsidiaries and
   their affiliates                                                           0               (12,461)              (7,266)
Due to general partners and affiliates                                  731,026               135,075              407,237
                                                                    -----------           -----------          -----------

   Total adjustments                                                (32,922,026)          (27,965,236)         (22,108,339)
                                                                    -----------           -----------          -----------

Net cash provided by (used in) operating activities                   1,357,752            (1,118,497)             794,998
                                                                    -----------           -----------          -----------

Cash flows from investing activities:
Proceeds from sale of property                                       15,419,779            14,465,557           24,705,022
Costs paid relating to sale of property                                (556,642)             (248,996)          (1,187,934)
Acquisitions of property and equipment                                 (353,374)           (1,483,538)          (1,220,933)
Acquisitions of property and equipment -
   held for sale                                                       (105,102)              (51,729)             (31,665)
(Increase) decrease in mortgage escrow deposits                        (236,255)               57,081             (707,958)
                                                                    -----------           -----------          -----------
Net cash provided by investing activities                            14,168,406            12,738,375           21,556,532
                                                                    -----------           -----------          -----------

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                                   YEAR ENDED MARCH 25,
                                                                  --------------------------------------------------------
                                                                      2002                  2001                 2000
                                                                  -------------         -------------        -------------
Cash flows from financing activities:
Principal payments of purchase money notes                           (3,776,208)           (2,668,624)            (790,799)
Principal payments of mortgage notes payable                        (10,120,797)           (7,217,599)         (15,054,637)
Distributions paid                                                   (1,402,535)                    0           (2,000,137)
Decrease in capitalization of
   minority interest                                                   (202,735)             (885,748)          (3,068,619)
                                                                    -----------           -----------          -----------
Net cash (used in) provided by financing
   activities                                                       (15,502,275)          (10,771,971)         (20,914,192)
                                                                    -----------           -----------          -----------

Net increase in cash and cash equivalents                                23,883               847,907            1,437,338
Cash and cash equivalents at beginning of year                        4,943,694             4,095,787            2,658,449
                                                                    -----------           -----------          -----------
Cash and cash equivalents at end of year                           $  4,967,577          $  4,943,694         $  4,095,787
                                                                    ===========           ===========          ===========

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                             $    609,095          $  4,126,412         $  2,179,927
                                                                    ===========           ===========          ===========

Supplemental disclosures of noncash investing and
 financing activities:
Increase in property and equipment-held for
   sale reclassified from property and equipment                  $   4,975,310           $16,291,211          $10,444,529
Increase in purchase money notes payable due to
   the capitalization of prepaid expenses and other
   assets                                                                     0                 5,209                    0
Increase in accounts payable, accrued expenses
   and other liabilities for acquisitions of
   property and equipment                                                     0                37,070               21,325
Increase in accounts payable, accrued expenses
   and other liabilities reclassified from purchase
   money notes payable and due to selling partners                    5,906,928             3,839,356                    0
Distributions payable                                                         0             1,402,535                    0

Forgiveness of indebtedness:
   Decrease in purchase money notes payable                          (3,078,993)           (9,619,581)         (12,061,450)
   Decrease in due to selling partners                              (14,470,986)          (11,433,550)         (11,011,171)
   Decrease in prepaid expenses and other assets                              0                     0                2,800
   Decrease in due to general partners of
     subsidiaries and their affiliates                                        0              (558,299)                   0
   Decrease in accounts payable, accrued
     expenses and other liabilities                                  (3,839,356)             (162,419)                   0

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                                                   YEAR ENDED MARCH 25,
                                                                  --------------------------------------------------------
                                                                      2002                  2001                 2000
                                                                  -------------         -------------        -------------
Summarized below are the components
   of the gain on sale of property:
   Decrease in property and equipment,
     net of accumulated depreciation                               $  8,824,210          $ 14,546,004         $  9,174,908
   Decrease in property and equipment -
     held for sale                                                   12,232,872            11,097,071           17,276,248
   Decrease in cash - restricted for tenants'
     security deposits                                                  176,886               171,634              255,239
   Decrease in mortgage escrow deposits                               1,468,683             2,307,112              797,182
   Decrease in prepaid expenses and
     other assets                                                       287,452               285,395              514,746
   Decrease in mortgage notes payable                                (4,494,870)           (9,200,379)          (9,601,617)
   Decrease in purchase money notes payable                          (5,210,794)           (6,990,061)          (5,394,341)
   Decrease in due to selling partners                              (14,008,934)          (13,227,995)                   0
   Decrease in accounts payable, accrued
     expenses and other liabilities                                    (795,917)             (357,370)            (475,901)
   Decrease in tenant's security deposits payable                      (161,000)             (180,932)            (222,450)
   Decrease in due to general partners of
     subsidiaries and their affiliates                                   (3,105)              (54,507)          (1,629,359)
   Decrease in due to general partners and
     affiliates                                                        (379,563)                    0                    0


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


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

As of March 25, 2002, the Partnership holds a 98.99% limited partnership interest in each of the remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2002, the properties and the related assets and liabilities owned by nine subsidiary partnerships were sold and the Partnership's Local Partnership Interests in eight subsidiary partnerships were sold, respectively. Through the fiscal year ended March 25, 2002, the properties and the related assets and liabilities owned by twenty-five subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-four subsidiary partnerships were sold, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 30, 43 and 48, subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2002, 2001 and 2000, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. The Partnership continues to hold its interest in certain subsidiary partnerships which have sold their properties and have not formally liquidated. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $49,000, $41,000 and $0 for the years ended March 25, 2002 (the "2001 Fiscal Year"), March 25, 2001 (the "2000 Fiscal Year") and March 25, 2000 (the "1999 Fiscal Year"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

For the year ended March 25, 2002, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2002, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


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

CASH AND CASH EQUIVALENTS, CASH-RESTRICTED FOR TENANTS' SECURITY DEPOSITS AND MORTGAGE ESCROW DEPOSITS
-----------------------------------------------------------------------------
The carrying amount approximates fair value.

MORTGAGE NOTES PAYABLE
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                                                     MARCH 25, 2002                          MARCH 25, 2001
                                                            -----------------------------          -------------------------------
                                                              CARRYING                               CARRYING
                                                               AMOUNT          FAIR VALUE             AMOUNT          FAIR VALUE
                                                            -----------       -----------          -----------        -----------
Mortgage notes payable for which it is:
Practicable to estimate fair value                          $10,381,052       $10,848,189          $17,591,018        $18,463,343
Not practicable to estimate
  fair value                                                $ 2,756,431               (a)          $10,162,132                (a)

Purchase money notes payable for which it is:
Practicable to estimate fair value                          $         0       $         0          $         0        $         0
Not practicable to estimate
  fair value                                                $ 9,861,837               (b)          $23,477,968                (b)

Due to selling partners for which it is:
Not practicable to estimate
  fair value                                                $23,474,596               (b)          $52,122,189                (b)

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

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:

                                                                  MARCH 25,
                                                 -------------------------------------------               ESTIMATED
                                                       2002                       2001                   USEFUL LIVES
                                                 ----------------           ----------------             ------------
Land                                              $      613,524              $   2,102,294
Buildings and improvements                            12,028,469                 42,025,982              5 - 40 Years
Furniture and fixtures                                   467,863                  1,147,411              3 - 10 Years
                                                    ------------              -------------

                                                      13,109,856                 45,275,687

Less:  Accumulated depreciation                       (7,639,553)               (25,089,665)
                                                    ------------               -------------

                                                  $    5,470,303              $  20,186,022
                                                   =============               ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

Depreciation expense for the 2001, 2000 and 1999 Fiscal Years amounted to $1,364,076, $3,212,290 and $4,915,594, respectively.

The components of property and equipment held for sale are as follows:

                                                                                    MARCH 25,
                                                                       -----------------------------------
                                                                           2002                   2001
                                                                       -------------         -------------
Land                                                                    $  1,265,470          $  1,823,022
Buildings and improvements                                                25,536,100            36,102,384
Furniture and fixtures                                                     1,073,490             2,143,044
                                                                         -----------           -----------

                                                                          27,875,060            40,068,450

Less:  Accumulated depreciation                                          (16,326,084)          (21,272,511)
                                                                         -----------           -----------

                                                                        $ 11,548,976          $ 18,795,939
                                                                         ===========           ===========

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                                                    MARCH 25,
                                                                       -----------------------------------
                                                                           2002                   2001
                                                                       -------------         -------------
Reserves for replacements                                               $  3,269,620          $  4,266,089
Real estate taxes, insurance and other                                     1,107,291             1,388,548
                                                                         -----------           -----------

                                                                        $  4,376,911          $  5,654,637
                                                                         ===========           ===========

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $93,000, including principal and interest at rates varying from 6.75% to 8.5% per annum, through March 2019. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

Under the terms of regulatory agreements with the Secretary of HUD, subsidiary partnerships with mortgage note balances aggregating approximately $11,361,000 and $23,641,000 at December 31, 2001 and 2000, respectively, providing for interest at rates ranging from 6.75% to 8.50% per annum, paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


Annual principal payment requirements for each of the next five years are as follows:

                                                                    AMOUNT
                                                                --------------
2002                                                              $ 1,253,313
2003                                                                  728,388
2004                                                                  781,490
2005                                                                  839,256
2006                                                                  900,898
Thereafter                                                          8,634,138
                                                                    ---------
Total                                                             $13,137,483
                                                                   ==========

The mortgage agreements require monthly deposits to replacement reserves of approximately $73,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2002 and 2001 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $22,909,000 and $51,597,000 as of March 25, 2002 and 2001, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. The Purchase Money Notes with seven year extensions have all been sold. Additionally, an oral agreement was reached in August 2001 to extend the maturity dates of the remaining Purchase Money Notes to September 2002 through October 2003. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $104,999 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $4,452,000, $6,550,000 and $6,993,000 were made to the Partnership during each of the years ended March 25, 2002, 2001 and 2000, respectively, of which approximately $3,872,000, $5,147,000 and $1,067,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0, $598,000 and $6,000 for the 2001, 2000 and 1999 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:

                                                                                 YEAR ENDED MARCH 25,
                                                                -------------------------------------------------------
                                                                    2002                  2001                  2000
                                                                -----------           -----------           -----------
Partnership management fees (a)                                  $1,069,239            $1,085,769            $1,120,334
Expense reimbursement (b)                                           150,097               148,355               146,687
Local administrative fee (c)                                         38,750                54,355                63,730
                                                                  ---------             ---------             ---------
Total general and administrative-
  General Partners                                                1,258,086             1,288,479             1,330,751
                                                                  ---------             ---------             ---------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                                                  557,402               846,065             1,264,410
                                                                  ---------             ---------             ---------

Total general and administrative-related parties                 $1,815,488            $2,134,544            $2,595,161
                                                                  =========             =========             =========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,847,000 and $2,178,000 were accrued and unpaid as of March 25, 2002 and 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $95,092 and $61,187 were accrued and unpaid as of March 25, 2002 and 2001, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its subsidiaries is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                ----------------------------------------------------
                                                                    2001                2000                 1999
                                                                ------------        ------------        ------------
Financial statement net income                                   $33,764,246         $26,846,739         $22,903,337
Difference resulting from parent company
   having a different fiscal year for income tax
   and financial reporting purposes                               (1,151,548)            (83,979)          1,711,100
Difference resulting primarily from depreciation
   and amortization expense recorded for financial
   reporting purposes and income tax purposes                      1,698,402           1,855,267            (375,373)
Difference between gain on sale of assets
   recorded for financial reporting purposes and
   for income tax purposes                                        18,142,817          12,690,603           7,081,882
Difference between a forgiveness of indebtedness
   income recorded for financial reporting
   purposes and for income tax purposes                          (14,208,768)          4,538,705          10,399,748
Other, including accruals for financial reporting
   purposes not deductible for tax purposes
   until paid                                                     (1,127,675)              3,500             761,520
                                                                  ----------          ----------          ----------
Income as shown on the income tax return
   for the calendar year ended                                   $37,117,474         $45,850,835         $42,482,214
                                                                  ==========          ==========          ==========

NOTE 10 - Sale of Properties

GENERAL

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of March 25, 2002, the Partnership has disposed of forty-nine of its sixty-one original investments. Subsequently, four additional properties have

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


been sold. Five additional investments are listed for sale and the Partnership anticipates that the three remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when or that the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds from such sales received by the Partnership will be sufficient to return their original investment. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership. All of these properties with the exception of Saraland have been sold.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


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

On January 5, 2001, the property and the related assets and liabilities of West Scenic Apartments, Ltd. ("West Scenic") were sold back to the Purchase Money Note Holder for $1,188,000 resulting in a loss of approximately $973,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,839,000, resulting in forgiveness of indebtedness income during the 2001 Fiscal Year.

On March 30, 2001 Nu-Elm Apartments ("Nu-Elm") entered into a purchase and sale agreement with an unaffiliated third party for a purchase price of $1,300,000. The contract has expired and the property was placed back on the market.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


On May 21, 2001, Lexington Village ("Lexington") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,350,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On June 27, 2001, the property and related assets and liabilities of Oakwood Manor ("Oakwood") were sold to an unaffiliated third party purchaser for $3,099,000, resulting in a loss of approximately $145,000. The Partnership used approximately $1,077,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $6,803,000 resulting in forgiveness of indebtedness income of approximately $5,726,000.

On July 20, 2001, the property and related assets and liabilities of Washington Highland Apts. ("Washington Highland") were sold to an unaffiliated third party purchaser for $800,000, resulting in a loss of approximately $482,000. The Partnership used approximately $238,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of $1,905,000 resulting in forgiveness of indebtedness income of approximately $1,668,000.

On August 14, 2001, the Partnership's Limited Partnership Interest in Southside Village Apts. ("Southside") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $218,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,926,000, resulting in gain on sale of property of such amount.

On August 14, 2001 the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $330,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,246,000, resulting in gain on sale of property of such amount.

On August 15, 2001 the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was assigned to the Local General Partner resulting in a loss of approximately $522,000. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,816,000, resulting in gain on sale of property of such amount.

On September 20, 2001, Shelton Beach Apartments, Ltd. ("Shelton Beach") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,333,333. Subsequently, on April 30, 2002, the property and related assets and liabilities were sold (see Note 12).

On September 20, 2001, Northpointe II Apartments, Ltd. ("Northpointe II") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $1,666,667. Subsequently, on April 30, 2002, the property and related assets and liabilities were sold (see Note 12).

On November 13, 2001, the property and related assets and liabilities of Seymour O'Brien Manor Apts. ("Seymour O' Brien") were sold to an unaffiliated third party for $920,000, resulting in a loss of approximately $126,000. No proceeds were used to settle the Purchase Money Note and

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $1,842,000.

On November 20, 2001, the property and related assets and liabilities of Vincennes NiBlack Apts. ("Autumn Ridge") were sold to a unaffiliated third party for $2,500,000, resulting in a loss of approximately $262,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $3,567,000.

On December 4, 2001, the Partnership's Limited Partnership Interests in Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, and Southwest Apartments were sold to the Local General Partner effective January 1, 2002 for $11,988, $27,972, $11,988, $7,920, and $9,990, resulting in losses of approximately $264,000, $685,000, $329,000, $303,000, and $159,000,
respectively. No proceeds were used to settle the related Purchase Money Notes and interest thereon which were assigned to the Local General Partner, resulting in gains on sale of properties of approximately $2,153,000, $2,692,000, $1,682,000, $1,769,000, and $1,480,000, respectively.

On February 14, 2002, the property and related assets and liabilities of Nottingham Woods Apartments were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $1,123,000. The Partnership used approximately $488,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000. Approximately $2,763,000 is included in accounts payable, accrued expenses and other liabilities of March 25, 2002 and will result in forgiveness of indebtedness income during the 2002 Fiscal Year.

On February 15, 2002, the property and related assets and liabilities of Robindale East Apartments were sold to an unaffiliated third party for $735,519, resulting in a loss of approximately $479,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, which is included in accounts payable, accrued expenses and other liabilities at March 25, 2002 and will result in forgiveness of indebtedness income during the 2002 Fiscal Year.


NOTE 11 - Commitments and Contingencies

a)  Subsidiary Partnerships - Events of Default and Going Concern

The financial statements for two subsidiary partnerships have been prepared assuming they will continue as a going concern. The circumstances described below raise substantial doubt about the subsidiary partnerships' abilities to continue as a going concern. The auditors for these subsidiary partnerships modified their reports on the 2001 Fiscal Year financial statements due to the uncertainty of the subsidiary partnerships' abilities to continue as a going concern. The financial statements do not include any adjustments that would be necessary in the event the subsidiary partnerships are unable to continue as a going concern.

SARALAND APARTMENTS, LTD.
-------------------------
Saraland Apartments, Ltd. ("Saraland") has been placed on the Environmental Protection Agency's (EPA) "Superfund Cleanup List". During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. However, as of February 1997, the EPA, along with other agencies, concluded that the apartment

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


residents should not return to the site, and the tenants were permanently relocated. The EPA has since concluded that the apartments will have to be demolished in order to accomplish the removal of contamination that has been found to exist underneath the buildings.

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

The Debtor has filed an Amended Plan of Reorganization which will be considered by the Bankruptcy Court this summer. The plan provides for resolution of HUD, EPA and general unsecured claims. The plan also requires the holders of partnership interests, including the Partnership, to make new capital contributions to preserve their interests in the reorganized company.

Due to the uncertainty of the outcome of these lawsuits, no loss contingency has been accrued in the accompanying financial statements. The Local Partnership has virtually abandoned the property, and is not making payments on its mortgage loan.

The above conditions raise substantial doubt about Saraland's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Partnership's investment in Saraland was reduced to $0 by prior and current years' losses at March 25, 2002 and 2001, respectively, and the minority interest balance was $21,000 and $21,000, respectively. Saraland's net loss after minority interest amounted to approximately $36,000, $32,000 and $20,000 for the 2001, 2000 and 1999 Fiscal Years, respectively.

OAKWOOD MANOR, LTD.
-------------------
The financial statements of Oakwood Manor, Ltd. ("Oakwood") have been prepared assuming that Oakwood will continue as a going concern. On June 27, 2001, Oakwood sold its sole revenue producing asset, an apartment complex, to an unaffiliated third party purchaser for $3,090,000. This factor raises substantial doubt about Oakwood's ability to continue as a going concern. The financial statements of Oakwood do not include any adjustments that might

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


result from the outcome of this uncertainty, if Oakwood is unable to continue as a going concern.

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

Defendants (other than the two defendants who are not affiliated with the Partnership) have reached a written agreement with plaintiffs to settle the claims between them, which settlement contemplates the sale of real property owned by the West Scenic, Oakwood, and Robindale limited partnerships and an allocation of the sale proceeds between the plaintiffs, the Partnership and others. On January 5, 2001, the property and the related assets and liabilities of West Scenic were sold. On June 27, 2001, the property and related assets and liabilities of Oakwood were sold. On February 15, 2002, the property and related asset and liabilities of Robindale East were sold (see Notes 4 and 10 for a description of such sales).

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

The Partnership thereafter entered into a settlement agreement with the Gossers which contemplated the sale of the real property owned by Southwest Apartments, Ltd. and an allocation of the proceeds from the sale between the Gossers, the Partnership and others. Subsequently, the Partnership sold its partnership interest in Southwest Apartments, Ltd. to Marshall B. Coffman, subject to the agreement with the Gossers and pursuant to which Coffman agreed to indemnify the Partnership in the event of a suit brought by the Gossers. On April 29, 2002, counsel for the Gossers threatened to bring suit against the Partnership and Coffman unless Coffman complied with the obligations set forth in the agreement. The Partnership promptly placed Coffman on notice that in the event the Partnership is sued by the Gossers, the Partnership will seek to hold Coffman liable pursuant to the indemnification given by him for all damages sustained by the Partnership including but not limited to its attorneys' fees.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


UNIVERSITY GARDENS APARTMENTS, LTD. AND SOUTHSIDE VILLAGE APARTMENTS, LTD.
--------------------------------------------------------------------------
By letters dated December 29, 1999, from counsel for Skyline Properties, Inc., Trustee of the University Gardens Apartments, Ltd. Partners Liquidating Trust and Southside Village Apartments, Ltd. Partners Liquidating Trust, ("Skyline"), the Partnership was informed of Skyline's intent to file an involuntary substitution affidavit pursuant to Section 7.1 of the relevant security agreements. Pursuant to a standstill agreement between the parties, on August 14, 2001, both properties' Limited Partnership Interests were sold (see Notes 4 and 10).

c)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 4% to 13% of gross rental revenues. Such management fees amounted to $889,446, $1,395,709, and $1,957,698 for the 2001,
2000 and 1999 Fiscal Years, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2002, uninsured cash and cash equivalents approximated $2,159,000.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002


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

NOTE 12 - Subsequent Events

On April 30, 2002, the property and related assets and liabilities of Shelton Beach Apartments ("Northpointe I") were sold to an unaffiliated third party for $2,333,333, resulting in a gain of approximately $417,000. The Partnership used approximately $1,032,000 of proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,265,000, resulting in forgiveness of indebtedness income of approximately $2,232,000.

On April 30, 2002, the property and related assets and liabilities of Northpointe II were sold to an unaffiliated third party for $1,666,667 resulting in a gain of approximately $286,000. The Partnership used approximately $517,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,119,000, resulting in forgiveness of indebtedness income of approximately $1,602,000.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2002



On May 9, 2002, the property and related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a loss of approximately $391,000. The Partnership used approximately $865,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,645,000, resulting in forgiveness of indebtedness income of approximately $1,780,000.

On May 9, 2002, the property and related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $82,000. The Partnership used approximately $865,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,725,000, resulting in forgiveness of indebtedness income of approximately $860,000.

On May 21, 2002, Pinewood Village ("Conifer 317") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,000,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On May 30, 2002, the property and related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $343,000. The Partnership used approximately $592,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $2,853,000.

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

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

NAME                             POSITION
----                             --------
Stephen M. Ross                  Director

Alan P. Hirmes                   President

Stuart J. Boesky                 Vice President

Denise Kiley                     Vice President

Marc D. Schnitzer                Vice President

Mark E. Carbone                  Vice President

Glenn F. Hopps                   Treasurer

Teresa Wicelinski                Secretary

STEPHEN M. ROSS, 62, is President, Director and shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. ("TRCLP") in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 47, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 46, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Directors of Aegis Realty, Inc., Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 42, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 41, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 45, rejoined Capital in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 39, joined Capital in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified pub-lic accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 36, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

NAME                             POSITION
----                             --------
Michael Brenner                  Director

Alan P. Hirmes                   President

Stuart J. Boesky                 Executive Vice President

Mark E. Carbone                  Vice President

Denise L. Kiley                  Vice President

Glenn F. Hopps                   Treasurer

Teresa Wicelinski                Secretary

MICHAEL BRENNER, 56, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Cooper & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and Aegis Realty, Inc.

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

At March 25, 2002, security ownership by the General Partners and their affiliates is as listed:

                                                                                                  PERCENTAGE OF
                                                                                                   OUTSTANDING
                                         NAME OF                                                 GENERAL PARTNER
TITLE OF CLASS                      BENEFICIAL OWNERSHIP                      AMOUNT                INTEREST
--------------                      --------------------                      ------             ---------------
General Partnership                 Assisted Housing
Interest in the                     Associates Inc.                              $10                  13.2%
Partnership

General Partnership                 Related Beta Corporation                       6                  19.8%
Interest in the
Partnership

General Partnership
Interest in the                     Cambridge/Related Associates
Partnership                         Limited Partnership                            4                  67.0%
                                                                                                     -----


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

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                      SEQUENTIAL
                                                                                         PAGE
                                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                                     28

         Consolidated Balance Sheets at March 25, 2002 and 2001                           139

         Consolidated Statements of Operations for the Years
         Ended March 25, 2002, 2001 and 2000                                              140

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 25, 2002, 2001 and 2000                                141

         Consolidated Statements of Cash Flows for the Years
         Ended March 25, 2002, 2001 and 2000                                              142

         Notes to Consolidated Financial Statements                                       145

(a) 2.   FINANCIAL STATEMENT SCHEDULES
         -----------------------------

         Independent Auditors' Report                                                     171

         Schedule I - Condensed Financial Information of Registrant                       172

         Schedule III - Real Estate and Accumulated Depreciation                          175

         The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.   EXHIBITS
         --------

(3) Amended and Restated Agreement and Certificate of Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                                                   168

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)      SUBSIDIARIES OF THE REGISTRANT (Exhibit 21)
         ------------------------------

                                                                                       JURISDICTION
                                                                                       OF FORMATION
                                                                                       -------------
         Huntley Associates #1                                                              MI
         Huntley Associates #2                                                              MI
         Nu-Elm Apartments                                                                  MO
         Saraland Apartments, LTD                                                           TX
         Conifer 317 (Pinewood)                                                             OR
         Cabarrus Arms Associates, LTD                                                      GA
         Summer Arms Apts. LTD                                                              GA
         Lexington Village Company                                                          GA
         Nottingham Woods Apts., LTD                                                        GA
         Hathaway Court Associates                                                          KY
         Shelton Beach Apts., LTD                                                           AL
         Northpointe II, LTD                                                                AL
         Pebble Creek LDHA                                                                  MI
         Robindale East Apartments, LTD                                                     AR

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


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                    By: RELATED BETA CORPORATION
                                        a General Partner

Date:  June 19, 2002

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date:  June 19, 2002

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President


                                    By: CAMBRIDGE AND RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date:  June 19, 2002

                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      SIGNATURE                         TITLE                           DATE
--------------------    --------------------------------------     -------------



/s/ Alan P. Hirmes      President (principal executive and
------------------      financial officer) of Related Beta
Alan P. Hirmes          Corporation and Assisted Housing           June 19, 2002
                        Associates, Inc.



/s/ Glenn F. Hopps      Treasurer (principal accounting
------------------      officer) of Related Beta Corporation
Glenn F. Hopps          and Assisted Housing Associates, Inc.      June 19, 2002



/s/ Stephen M. Ross     Director of Related Beta Corporation       June 19, 2002
-------------------
Stephen M. Ross

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 5, 2002 on pages 28 and 29, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 2001, 2000 and 1999 Fiscal Years and Schedule III at March 25, 2002. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainties of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years.

As discussed in Note 11(a), the consolidated financial statements include the financial statements of two subsidiary partnerships with significant contingencies and uncertainties regarding their continuing operations. These uncertainties raise substantial doubt about these subsidiary partnerships' abilities to continue as going concerns. The auditors of these subsidiary partnerships modified their reports due to the uncertainties of these subsidiary partnerships' abilities to continue in existence. In addition, during the 2001 Fiscal Year two subsidiary partnerships adopted plans to sell their property and liquidate in lieu of continuing their businesses. As a result, the financial statements for these two subsidiary partnerships are presented on the liquidating basis of accounting. These four subsidiary partnerships' net losses aggregated $135,034 for the 2001 Fiscal Year, and their assets aggregated $3,317,470 at March 25, 2002. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money Notes are now extended, with maturity dates ranging from September 2002 to October 2003 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 5, 2002

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized condensed financial information of registrant (not including consolidated subsidiary partnerships)

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                                                MARCH 25,
                                                                                ------------------------------------------
                                                                                    2002                          2001
                                                                                -------------                -------------
Cash and cash equivalents                                                        $  2,111,766                 $  3,474,003
Investment in and advances to subsidiary partnerships                              11,964,839                   17,275,391
Other assets                                                                          473,806                      509,161
                                                                                  -----------                  -----------

Total assets                                                                     $ 14,550,411                 $ 21,258,555
                                                                                  ===========                  ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                                                     $  9,861,837                 $ 23,477,968
Due to general partner and affiliates                                               3,078,766                    2,382,739
Due to selling partners                                                            22,909,179                   51,597,485
Other liabilities                                                                   5,954,932                    5,268,167
                                                                                  -----------                  -----------

Total liabilities                                                                  41,804,714                   82,726,359

Partners' deficit                                                                 (27,254,303)                 (61,467,804)
                                                                                  -----------                  -----------

Total liabilities and partners' deficit                                          $ 14,550,411                 $ 21,258,555
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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT




               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME

                                                                                    YEAR ENDED MARCH 25,
                                                                --------------------------------------------------------------
                                                                    2002                    2001                      2000
                                                                ------------            ------------             -------------
Revenues

Other income                                                     $    94,778             $   194,105              $    130,078
                                                                  ----------              ----------               -----------

Total revenues                                                        94,778                 194,105                   130,078
                                                                  ----------              ----------               -----------

Expenses

Administrative and management                                        297,794                 520,432                   465,656
Administrative and management-related parties                      1,219,336               1,234,125                 1,267,021
Financial, principally interest                                    3,787,630               8,559,575                 6,632,833
                                                                  ----------              ----------               -----------

Total expenses                                                     5,304,760              10,314,132                 8,365,510
                                                                  ----------              ----------               -----------

Loss from operations                                              (5,209,982)            (10,120,027)               (8,235,432)
Gain on sale of investments in subsidiary
   partnerships                                                   15,998,925              14,076,580                 4,628,105
Forgiveness of indebtedness income                                21,389,335               9,542,034                 2,513,753
Distribution income of subsidiary partnerships
   in excess of investments                                          845,503                 120,047                 1,602,789
Equity in income (loss) of subsidiary
   partnerships (*)                                                1,189,720               1,564,867                 1,824,442
                                                                  ----------              ----------               -----------

Net income                                                       $34,213,501             $15,183,501              $  2,333,657
                                                                  ==========              ==========               ===========


(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $445,165, $12,005,114 and $23,339,586 for the years ended March 25, 2002, 2001 and 2000.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                                      YEAR ENDED MARCH 25,
                                                                    ----------------------------------------------------------
                                                                         2002                  2001*                 2000*
                                                                    -------------         -------------          -------------
Cash flows from operating activities:
Net income                                                           $ 34,213,501          $ 15,183,501           $  2,333,657
                                                                      -----------           -----------            -----------

Adjustments to reconcile net income to net cash
 used in operating activities:
Gain on sale of investments in subsidiary
   partnerships                                                       (15,998,925)          (14,076,580)            (4,628,105)
Forgiveness of indebtedness income                                    (21,389,335)           (9,542,034)            (2,513,753)
Equity in (income) loss of subsidiary
   partnerships                                                        (1,189,720)           (1,564,867)            (1,824,442)
Distribution income of subsidiary partnerships
   in excess of investments                                              (845,503)             (120,047)            (1,602,789)
(Increase) decrease in other assets                                        19,709              (390,293)                11,565

Increase (decrease) in liabilities:
Due to general partners and affiliates                                    696,027               226,542                377,815
Due to selling partners                                                 3,787,630             8,559,575              6,632,833
Payments to selling partners                                             (115,683)           (3,462,448)            (1,067,005)
Other liabilities                                                          21,729               (48,026)              (198,302)
                                                                    -------------         --------------          -------------

Total adjustments                                                     (35,014,071)          (20,418,178)            (4,812,183)
                                                                      ------------          ------------           ------------

Net cash used in operating activities                                    (800,570)           (5,234,677)            (2,478,526)
                                                                    --------------          ------------           ------------

Cash flows from investing activities:
Proceeds from sale of investments in
   subsidiary partnerships                                                165,465               553,995              1,509,325
Distributions from subsidiaries                                         4,451,612             6,550,351              6,992,681
                                                                     ------------           -----------           ------------

Net cash provided by investing activities                               4,617,077             7,104,346              8,502,006
                                                                     ------------           -----------           ------------

Cash flows from financing activities:
Principal payments of purchase money
   notes payable                                                       (3,776,208)           (2,266,919)              (484,965)
Increase in purchase money notes payable                                        0                 5,208                      0
Distributions to partners                                              (1,402,536)                    0             (2,000,137)
                                                                     -------------        -------------            ------------
Net cash used in financing activities                                  (5,178,744)           (2,261,711)            (2,485,102)
                                                                     -------------          ------------           ------------

Net (decrease) increase in cash and cash
   equivalents                                                         (1,362,237)             (392,042)             3,538,378

Cash and cash equivalents, beginning of year                            3,474,003             3,866,045                327,667
                                                                     ------------           -----------          -------------

Cash and cash equivalents, end of year                               $  2,111,766          $  3,474,003           $  3,866,045
                                                                     ============           ===========           ============

*Reclassified for comparative purposes.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2002

                                                                                                                        COST (a)
                                                                                       INITIAL COST TO PARTNERSHIP    CAPITALIZED
                                                                                       ---------------------------   SUBSEQUENT TO
                                                                                               BUILDINGS AND          ACCUMULATED
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY      ENCUMBRANCES          LAND                   IMPROVEMENTS          IMPROVEMENTS
---------------------------------------------      ------------       -----------               ------------          ------------
(10)    Pebble Creek                                 $3,720,783       $   266,942               $  4,968,283           $ 1,500,771
(1)     Knollwood I (e)                                       0           311,807                  5,924,337            (6,236,144)
(1)     Knollwood II (e)                                      0           310,663                  5,902,600            (6,213,263)
(1)     Knollwood III (e)                                     0           310,257                  5,899,971            (6,210,228)
(1)     Knollwood IV (e)                                      0           210,423                  3,998,047            (4,208,470)
(1)     Parklane II (e)                                       0           228,684                  4,344,999            (4,573,683)
(6)     Northwoods III (n)                                    0           183,789                  3,492,002            (3,675,791)
(1)     Northpointe I (Shelton Beach)                 2,145,624           156,968                  2,982,380               152,664
(1)     Cedarbay (l)                                          0           184,523                  3,505,947            (3,690,470)
(1)     Northpointe II                                1,739,354           118,651                  2,254,361                44,589
(9)     Rockdale West (i)                                     0           610,192                  8,240,035            (8,850,227)
(9)     Buttonwood Acres (f)                                  0           382,930                  4,392,292            (4,775,222)
(9)     Solemar I (m)                                         0           567,644                  7,359,738            (7,927,382)
(2)     West Scenic (l)                                       0           201,556                  3,893,464            (4,095,020)
(2)     Greenwood Manor (o)                                   0            84,416                  1,603,982            (1,688,398)
(2)     Henslee Heights (o)                                   0           107,068                  2,035,034            (2,142,102)
(2)     Hereford Manor (o)                                    0            70,391                  1,319,817            (1,390,208)
(2)     Oakwood Manor (n)                                     0           295,312                  5,627,044            (5,922,356)
(2)     Robindale East (n)                              731,543           121,808                  2,314,340               174,738
(12)    Valley Arms (j)                                       0           257,254                  2,648,264            (2,905,518)
(2)     Malvern Manor (o)                                     0            73,494                  1,396,388            (1,469,882)
(2)     Southwest (o)                                         0            68,995                  1,310,896            (1,379,891)
(3)     Lancaster Manor Associates (h)                        0           392,991                  7,476,427            (7,869,418)
(16)    Caroline Apartments (m)                               0           122,239                  1,804,976            (1,927,215)
(1)     Florence Apartments (m)                               0           135,644                  2,533,694            (2,669,338)
(1)     Saraland Apartments (g)                       1,110,474            79,104                  1,487,507            (1,566,611)
(1)     Bonnie Doone (m)                                      0            89,034                  1,649,278            (1,738,312)
(13)    Pinewood Village (Conifer 317)                  845,530           110,658                  1,229,121               377,382
(17)    Conifer Village (Conifer 208)(l)                      0            83,189                  1,569,170            (1,652,359)
(13)    Fircrest Manor (Conifer 307)(j)                       0           133,179                  1,479,049            (1,612,228)
(4)     Westminster Manor (f)                                 0           457,575                  8,662,800            (9,120,375)
(4)     Northgate Townhouse (f)                               0           336,820                  6,280,710            (6,617,530)
(15)    Pecan Park I (i)                                      0           193,864                  3,682,091            (3,875,955)
(15)    Pecan Park II (i)                                     0           187,760                  3,481,597            (3,669,357)
(15)    Bicentennial Square (d)                               0         1,147,629                  6,576,179            (7,723,808)
(15)    Bellfort Arms (j)                                     0         1,130,077                  6,996,265            (8,126,342)
(8)     Hathaway Court                                2,793,527           217,960                  4,157,713               282,165
(5)     Lexington Village                             1,746,139           133,830                  2,580,297               362,671
(5)     Ware Manor (n)                                        0           108,955                  2,079,603            (2,188,558)
(14)    Summer Arms                                   1,609,735           123,135                  2,381,092               178,815
(12)    Cabarrus Arms                                 1,174,458           102,987                  1,850,151               256,043
(1)     Sundown Apts. (Cloister)(l)                           0           357,930                  5,134,467            (5,492,397)
(5)     Tall Pines (n)                                        0           166,974                  2,657,152            (2,824,126)
(1)     Nottingham Woods (n)                          1,366,137           185,145                  3,556,877               237,851
(7)     Seymour O'Brien Manor (n)                             0            77,893                  1,483,726            (1,561,619)

                                                                                                                     LIFE ON WHICH
                                    GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD                                DEPRECIATION IN
                                    ------------------------------------------------                                 LATEST INCOME
SUBSIDIARY PARTNERSHIP'S                             BUILDINGS AND               ACCUMULATED    DATE OF      DATE     STATEMENT IS
RESIDENTIAL PROPERTY                     LAND        IMPROVEMENTS     TOTAL     DEPRECIATION CONSTRUCTION  ACQUIRED  COMPUTED(b)(c)
---------------------------         --------------   ------------- ------------ ------------ ------------  --------  --------------
(10)    Pebble Creek                       266,942    $ 6,469,054  $  6,735,996   $(3,046,437)    (c)       Nov. 1984     5 - 27.5
(1)     Knollwood I (e)                          0              0             0             0     (c)       Sept. 1984    30
(1)     Knollwood II (e)                         0              0             0             0     (c)       Sept. 1984    30
(1)     Knollwood III (e)                        0              0             0             0     (c)       Sept. 1984    30
(1)     Knollwood IV (e)                         0              0             0             0     (c)       Sept. 1984    30
(1)     Parklane II (e)                          0              0             0             0     (c)       Sept. 1984    30
(6)     Northwoods III (n)                       0              0             0             0     (c)       Oct. 1984     15 - 30
(1)     Northpointe I (Shelton Beach)      156,968      3,135,044     3,292,012    (1,687,706)    (c)       Nov. 1984     15 - 30
(1)     Cedarbay (l)                             0              0             0             0     (c)       Sept. 1984    15 - 30
(1)     Northpointe II                     118,651      2,298,950     2,417,601    (1,237,909)    (c)       Nov. 1984     15 - 30
(9)     Rockdale West (i)                        0              0             0             0     (c)       Oct. 1984     15-27
(9)     Buttonwood Acres (f)                     0              0             0             0     (c)       Oct. 1984     20
(9)     Solemar I (m)                            0              0             0             0     (c)       Oct. 1984     15-27
(2)     West Scenic (l)                          0              0             0             0     (c)       Dec. 1984     10 - 30
(2)     Greenwood Manor (o)                      0              0             0             0     (c)       Dec. 1984     30
(2)     Henslee Heights (o)                      0              0             0             0     (c)       Dec. 1984     35
(2)     Hereford Manor (o)                       0              0             0             0     (c)       Dec. 1984     35
(2)     Oakwood Manor (n)                        0              0             0             0     (c)       Dec. 1984      5 - 30
(2)     Robindale East (n)                 121,808      2,489,078     2,610,886    (1,468,004)    (c)       Dec. 1984     10 - 30
(12)    Valley Arms (j)                          0              0             0             0     (c)       Dec. 1984     35
(2)     Malvern Manor (o)                        0              0             0             0     (c)       Dec. 1984     35
(2)     Southwest (o)                            0              0             0             0     (c)       Dec. 1984     30
(3)     Lancaster Manor Associates (h)           0              0             0             0     (c)       Dec. 1984     30
(16)    Caroline Apartments (m)                  0              0             0             0     (c)       Nov. 1984     28
(1)     Florence Apartments (m)                  0              0             0             0     (c)       Oct. 1984     15 - 30
(1)     Saraland Apartments (g)                  0              0             0             0     (c)       Oct. 1984      5 - 30
(1)     Bonnie Doone (m)                         0              0             0             0     (c)       Nov. 1984     27.5 - 30
(13)    Pinewood Village (Conifer 317)     128,622      1,588,539     1,717,161      (902,570)    (c)       Nov. 1984     15 - 30
(17)    Conifer Village (Conifer 208)(l)         0              0             0             0     (c)       Nov. 1984     19 - 30
(13)    Fircrest Manor (Conifer 307)(j)          0              0             0             0     (c)       Nov. 1984     20 - 30
(4)     Westminster Manor (f)                    0              0             0             0     (c)       Oct. 1984     30
(4)     Northgate Townhouse (f)                  0              0             0             0     (c)       Oct. 1984     30
(15)    Pecan Park I (i)                         0              0             0             0     (c)       Dec. 1984     30
(15)    Pecan Park II (i)                        0              0             0             0     (c)       Dec. 1984     18 - 30
(15)    Bicentennial Square (d)                  0              0             0             0     (c)       Dec. 1984     30 - 40
(15)    Bellfort Arms (j)                        0              0             0             0     (c)       Nov. 1984     30
(8)     Hathaway Court                     217,960      4,439,878     4,657,838    (3,691,096)    (c)       Nov. 1984     20
(5)     Lexington Village                  133,830      2,942,968     3,076,798    (2,179,652)    (c)       Nov. 1984     15 - 27.5
(5)     Ware Manor (n)                           0              0             0             0     (c)       Nov. 1984     15 - 27.5
(14)    Summer Arms                        123,135      2,559,907     2,683,042    (1,805,555)    (c)       Nov. 1984     20
(12)    Cabarrus Arms                      102,987      2,106,194     2,209,181    (1,480,203)    (c)       Nov. 1984      7 - 20
(1)     Sundown Apts. (Cloister)(l)              0              0             0             0     (c)       Nov. 1984     10 - 20
(5)     Tall Pines (n)                           0              0             0             0     (c)       Nov. 1984     20 - 27.5
(1)     Nottingham Woods (n)               184,312      3,795,561     3,979,873    (3,029,298)    (c)       Nov. 1984     10 - 20
(7)     Seymour O'Brien Manor (n)                0              0             0             0     (c)       Oct. 1984      5 - 27.5

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2002
                                   (continued)

                                                                                                                        COST (a)
                                                                                       INITIAL COST TO PARTNERSHIP    CAPITALIZED
                                                                                       ---------------------------   SUBSEQUENT TO
                                                                                               BUILDINGS AND          ACCUMULATED
SUBSIDIARY PARTNERSHIP'S RESIDENTIAL PROPERTY      ENCUMBRANCES          LAND                   IMPROVEMENTS          IMPROVEMENTS
---------------------------------------------      ------------       -----------               ------------          ------------
(7)     Washington Highlands (n)                              0            79,571                  1,508,983            (1,588,554)
(7)     Vincennes Niblack ("Autumn Ridge
        Apartments) (n)                                       0           184,718                  3,502,697            (3,687,415)
(11)    Nu Elm                                        1,293,849           100,552                  1,913,293               412,812
(3)     Casa Ramon (l)                                        0           121,197                  2,318,916            (2,440,113)
(10)    Hackley Village (o)                                   0            80,562                  1,530,639            (1,611,201)
(10)    Huntley Associates I                          1,555,183           125,087                  2,376,634               400,110
(10)    Huntley Associates II                         1,166,984            98,140                  1,864,671               313,229
(1)     Decatur (m)                                           0           135,554                  2,531,304            (2,666,858)
(1)     Dickens Ferry (m)                                     0           108,914                  2,058,001            (2,166,915)
(15)    University Gardens (o)                                0           127,004                  2,288,254            (2,415,258)
(15)    Southside Villages (o)                                0           135,624                  2,508,705            (2,644,329)
(10)    Carlton Terrace (k)                                   0           755,304                  8,627,605            (9,382,909)
(10)    Apollo Villa (k)                                      0           229,304                  2,903,658            (3,132,962)
(10)    Apollo Villa II (k)                                   0           577,304                  7,260,975            (7,838,279)
(10)    Cranbrook Manor (k)                                   0           261,948                  3,510,485            (3,772,433)
(10)    Oakbrook Villa (j)                                    0           411,597                  9,143,169            (9,554,766)
                                                    $22,999,320       $14,730,719               $222,052,152         $(195,797,955)
                                                    ===========       ===========               ============         =============

                                                                                                                     LIFE ON WHICH
                                    GROSS AMOUNT AT WHICH CARRIED AT CLOSE OF PERIOD                                DEPRECIATION IN
                                    ------------------------------------------------                                 LATEST INCOME
SUBSIDIARY PARTNERSHIP'S                             BUILDINGS AND               ACCUMULATED    DATE OF      DATE     STATEMENT IS
RESIDENTIAL PROPERTY                     LAND        IMPROVEMENTS    TOTAL      DEPRECIATION CONSTRUCTION  ACQUIRED  COMPUTED(b)(c)
---------------------------         --------------   ------------- ------------ ------------ ------------  --------  --------------
(7)     Washington Highlands (n)                 0              0             0             0     (c)       Oct. 1984      5 - 27.5
(7)     Vincennes Niblack ("Autumn Ridge
        Apartments) (n)                          0              0             0             0     (c)       Oct. 1984      5 - 27.5
(11)    Nu Elm                             100,552      2,326,105     2,426,657    (1,145,403)    (c)       Oct. 1984      5 - 27.5
(3)     Casa Ramon (l)                           0              0             0             0     (c)       Oct. 1984      5 - 27.5
(10)    Hackley Village (o)                      0              0             0             0     (c)       Oct. 1984      5 - 27.5
(10)    Huntley Associates I               125,087      2,776,744     2,901,831    (1,284,798)    (c)       Oct. 1984      5 - 27.5
(10)    Huntley Associates II               98,140      2,177,900     2,276,040    (1,007,006)    (c)       Oct. 1984      5 - 27.5
(1)     Decatur (m)                              0              0             0             0     (c)       Oct. 1984     15 - 40
(1)     Dickens Ferry (m)                        0              0             0             0     (c)       Nov. 1984     15 - 40
(15)    University Gardens (o)                   0              0             0             0     (c)       Nov. 1984     25
(15)    Southside Villages (o)                   0              0             0             0     (c)       Nov. 1984     25
(10)    Carlton Terrace (k)                      0              0             0             0     (c)       Dec. 1984     25
(10)    Apollo Villa (k)                         0              0             0             0     (c)       Dec. 1984     25
(10)    Apollo Villa II (k)                      0              0             0             0     (c)       Dec. 1984     25
(10)    Cranbrook Manor (k)                      0              0             0             0     (c)       Dec. 1984      5 - 40
(10)    Oakbrook Villa (j)                       0              0             0             0     (c)       Dec. 1984      5 - 40
                                        $1,878,994  $  39,105,922   $40,984,916  $(23,965,637)
                                        ==========     ==========   ===========   ===========

(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data
(k) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data
(l) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2001.
(m) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2001. (n) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2002.
(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2002.

GEOGRAPHIC LOCATIONS: (1) Alabama, (2) Arkansas, (3) California, (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                         COST OF PROPERTY AND EQUIPMENT                          ACCUMULATED DEPRECIATION
                                 -----------------------------------------------    ------------------------------------------------
                                                                         YEAR ENDED MARCH 25,
                                 ---------------------------------------------------------------------------------------------------
                                    2002             2001               2000             2002             2001             2000
                                 -----------      ------------      ------------    -------------    -------------    -------------
Balance at beginning of period   $85,344,137      $133,535,911      $182,595,123    $  46,362,176    $  67,270,922    $  86,235,420
Additions during period:
Improvements                         459,572         1,572,337         1,244,208
Depreciation expense                                                                    1,364,076        3,212,290        4,915,594
Deductions during period:
Dispositions                     (44,818,793)      (49,764,111)      (50,303,420)     (23,760,615)     (24,121,036)     (23,880,092)
                                 -----------      ------------      ------------    -------------    -------------    -------------
Balance at close of period       $40,984,916      $ 85,344,137      $133,535,911    $  23,965,637    $  46,362,176    $  67,270,922
                                 ===========      ============      ============    =============    =============    =============

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