Form 10-Q
period 2002-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2002-07-26
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 2002

                                       OR

------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


           Delaware                                    13-3228969
-------------------------------                   -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)


625 Madison Avenue, New York, New York                   10022
----------------------------------------          -------------------
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

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   ------------    ------------
                                                      June 25,       March 25,
                                                        2002           2002*
                                                   ------------    ------------

ASSETS
Property and equipment - less
  accumulated depreciation of
  $7,764,929 and $7,639,553,
  respectively                                     $  5,339,024    $  5,470,303
Property and equipment -
  held for sale - less accumulated
  depreciation of $11,828,782 and
  $16,326,084, respectively                           9,460,690      11,548,976
Cash and cash equivalents                             5,344,051       4,967,577
Cash - restricted for tenants'
  security deposits                                     299,378         304,539
Mortgage escrow deposits                              4,290,951       4,376,911
Prepaid expenses and other assets                       842,005         758,693
                                                   ------------    ------------

  Total assets                                     $ 25,576,099    $ 27,426,999
                                                   ============    ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                   -------------   -------------
                                                      June 25,       March 25,
                                                        2002           2002*
                                                   -------------   -------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                           $ 10,891,274    $ 13,137,483
  Purchase Money Notes payable
   (Note 2)                                           5,513,598       9,861,837
  Due to selling partners (Note 2)                   14,422,825      22,957,424
  Deferred revenue on sale of
   properties                                        11,217,122       5,905,828
  Accounts payable, accrued
   expenses and other liabilities                     3,242,690         587,491
  Tenants' security deposits payable                    263,176         283,920
  Due to general partners of
   subsidiaries and their affiliates                    113,095         114,744
  Due to general partners and
   affiliates                                         3,176,170       3,329,471
                                                   -------------   -------------

Total liabilities                                    48,839,950      56,178,198
                                                   -------------   -------------

Minority interest                                       157,030         222,153
                                                   -------------   -------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                  (22,649,148)    (28,146,094)
  General partners                                     (771,733)       (827,258)
                                                   -------------   -------------

Total partners' deficit                             (23,420,881)    (28,973,352)
                                                   -------------   -------------

Total liabilities and partners' deficit            $ 25,576,099    $ 27,426,999
                                                   =============   =============

*Reclassified for comparative purposes.


          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    ---------------------------
                                                        Three Months Ended
                                                              June 25,
                                                    ---------------------------
                                                        2002           2001
                                                    ---------------------------

Revenues:

Rentals, net                                        $ 1,556,843     $ 3,358,054
Other                                                   163,491         186,115
Gain (loss) on sale of property
  (Note 4)                                              262,373      (1,007,538)
                                                    -----------     -----------
Total revenues                                        1,982,707       2,536,631
                                                    -----------     -----------

Expenses

Administrative and management                           339,622         680,838
Administrative and management-
  related parties (Note 3)                              376,451         484,237
Operating                                               354,203         803,118
Repairs and maintenance                                 324,355         781,397
Taxes and insurance                                     239,802         409,658
Interest                                                415,661       1,541,543
Depreciation                                            128,546         444,788
                                                    -----------     -----------
Total expenses                                        2,178,640       5,145,579
                                                    -----------     -----------

Net loss before minority interest                      (195,933)     (2,608,948)
Minority interest in loss of
  subsidiaries                                           64,728         241,128
                                                    -----------     -----------
Loss before extra-ordinary item                        (131,205)     (2,367,820)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                        5,683,676       3,839,356
                                                    -----------     -----------
Net income                                          $ 5,552,471     $ 1,471,536
                                                    ===========     ===========

Limited Partners Share:
Loss before extraordinary item                      $  (129,893)    $(2,344,141)
Extraordinary item                                    5,626,839       3,800,962
                                                    -----------     -----------

Net income                                          $ 5,496,946     $ 1,456,821
                                                    ===========     ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                    ---------------------------
                                                       Three Months Ended
                                                             June 25,
                                                    ---------------------------
                                                        2002            2001
                                                    ---------------------------

Number of units outstanding                              12,074          12,074
                                                    ===========     ===========
Loss before extraordinary  item per
  limited partner unit                              $       (11)    $      (194)
Extraordinary item per limited
  partner unit                                              466             315
                                                    -----------     -----------
Net income per limited partner unit                 $       455     $       121
                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)



                            ------------------------------------------
                                             Limited        General
                               Total         Partners       Partners
                            ------------------------------------------
Balance -
  March 26, 2002            $(28,973,352)  $(28,146,094)  $  (827,258)

Net income                     5,552,471      5,496,946        55,525
                            -------------  -------------  ------------

Balance -
  June 25, 2002             $(23,420,881)  $(22,649,148)  $  (771,733)
                            =============  =============  ============

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

                                                    ----------------------------
                                                        Three Months Ended
                                                              June 25,
                                                    ----------------------------
                                                        2002           2001
                                                    ----------------------------

Cash flows from operating activities:
Net income                                          $  5,552,471   $  1,471,536
                                                    -------------  -------------
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
(Gain) loss on sale of properties (Note 4)              (262,373)     1,007,538
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                        (5,683,676)    (3,839,356)
Depreciation                                             128,546        444,788
Minority interest in loss of subsidiaries                (64,728)      (241,128)
(Increase) decrease in cash-restricted
  for tenants' security deposits                         (17,261)         5,968
Decrease (increase) in mortgage
  escrow deposits                                        110,963       (184,165)
Increase in prepaid
  expenses and other assets                             (151,009)      (190,635)
Increase in due to selling partners                      364,044      1,452,585
Payments of interest to selling partners                 (25,471)             0
Increase in accounts payable, accrued
  expenses and other liabilities                       2,145,375        590,254
(Decrease) increase in tenants'
  security deposits payable                                  (16)         5,030
Decrease in due to general partners
  of subsidiaries and their affiliates                         0           (410)
(Decrease) increase  in due to general
  partners and affiliates                                (65,601)       143,917
                                                    -------------  -------------
Total adjustments                                     (3,521,207)      (805,614)
                                                    -------------  -------------
Net cash provided by
  operating activities                                 2,031,264        665,922
                                                    -------------  -------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                    ----------------------------
                                                        Three Months Ended
                                                              June 25,
                                                    ----------------------------
                                                        2002           2001
                                                    ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                       2,945,677      1,188,000
Acquisitions of property and equipment                    (6,273)      (128,004)
Increase in mortgage escrow deposits                    (422,977)      (426,028)
                                                    -------------  -------------

Net cash provided by investing activities              2,516,427        633,968
                                                    -------------  -------------

Cash flows from financing activities:
Principal payment of mortgage
  notes payable                                       (2,246,209)    (1,467,227)
Principal payments of purchase
  money notes payable                                 (1,924,613)    (1,776,591)
Decrease in capitalization of
  minority interest                                         (395)        (3,373)
                                                    -------------  -------------

Net cash used in financing activities                 (4,171,217)    (3,247,191)
                                                    -------------  -------------

Net increase (decrease) in cash
  and cash equivalents                                   376,474     (1,947,301)
Cash and cash equivalents -
  beginning of period                                  4,967,577      4,943,694
                                                    -------------  -------------
Cash and cash equivalents -
  end of period                                     $  5,344,051   $  2,996,393
                                                    =============  =============

Supplemental disclosures of noncash activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                            $          0   $  2,182,138
Decrease in property and equipment,
  net of accumulated depreciation                         (2,735)        (1,677)
Increase in deferred revenue on sale
  of properties reclassified from
  purchase money notes payable
  and due to selling partners                         11,245,818              0
Decrease in Purchase Money Notes
  payable                                              2,423,626        562,052
Decrease in due to selling partners                    8,824,927      4,687,164


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                    ----------------------------
                                                        Three Months Ended
                                                              June 25,
                                                    ----------------------------
                                                        2002           2001
                                                    ----------------------------
Forgiveness of indebtedness income (Note 4):
Increase in deferred revenue
  from sale of property                                5,683,676      3,839,356

Summarized below are the
  components of the gain on
  sale of property:
Decrease in property and equipment,
  and property and equipment-held for
  sale                                                 2,094,557      2,074,284
Decrease in cash - restricted for
  tenants' security deposits                              22,422         17,230
Decrease in mortgage escrow deposits                     397,974        283,223
Decrease in prepaid expenses and
  other assets                                            67,697        325,849
Decrease in due to selling partners                      (48,245)      (185,354)
(Increase) decrease in accounts payable,
  accrued expenses and other liabilities                 258,976       (236,407)
Decrease in tenant's security
  deposits payable                                       (20,728)       (17,230)
Decrease in due to
  general partners and affiliates                        (87,700)       (66,057)
Decrease in due to general partners
  of subsidiaries and their affiliates                    (1,649)             0

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2002 and 2001 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fourteen and thirty subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000 and $20,000 for the three months ended June 25, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2002, and the results of operations and cash flows for the three months ended June 25, 2002 and 2001. However, the operating results for the three months ended June 25, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2002 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at June 25, 2002 and March 25, 2002 include $4,336,417 of interest accrued through August 31, 1989.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $14,423,000 and $22,909,000 as of June 25, 2002 and March 25, 2002, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. The Purchase Money Notes with seven year extensions have all been sold. Additionally, an oral agreement was reached in August 2001 to extend the maturity dates of the remaining Purchase Money Notes to September 2002 through October 2003. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Of such fees incurred, $71,737 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


Distributions aggregating approximately $3,046,000 and $2,200,000 were made to the Partnership for the three months ended June 25, 2002 and 2001, respectively, of which $2,173,000 and $1,777,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 2002 and 2001 were as follows:

                                                         Three Months Ended
                                                               June 25,
                                                    ---------------------------
                                                         2002           2001
                                                    ---------------------------
Partnership management fees (a)                     $    267,000   $    271,000
Expense reimbursement (b)                                 28,621         34,492
Local administrative fee (c)                              10,000         14,000
                                                    ------------   ------------
Total general and administrative-
  General Partners                                       305,621        319,492
                                                    ------------   ------------

Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                          70,830        164,745
                                                    ------------   ------------

Total general and administrative-
  related parties                                   $    376,451   $    484,237
                                                    ============   ============

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,839,000 and $2,847,000 were accrued and unpaid as of June 25, 2002 and March 25, 2002, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $46,000 and $95,000 were accrued and unpaid as of June 25, 2002 and March 25, 2002, respectively.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of June 25, 2002, the Partnership has disposed of fifty-four of its sixty-one original investments. Four additional investments are listed for sale and the Partnership anticipates that the three remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership. As of June 25, 2002 all of these properties were sold except for Saraland Apartments, Ltd.

Information Regarding Dispositions.
-----------------------------------

On February 14, 2002, the property and related assets and liabilities of Nottingham Woods Apartments were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $799,000. The Partnership used approximately $472,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income of approximately $2,779,000.

On February 15, 2002, the property and related assets and liabilities of Robindale East Apartments were sold to an unaffiliated third party for $735,519, resulting in a loss of approximately $536,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount.

On April 30, 2002, the property and related assets and liabilities of Shelton Beach Apartments ("Northpointe I") were sold to an unaffiliated third party for $2,333,333, resulting in a gain of approximately $417,000. The Partnership used approximately $1,032,000 of proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,239,000, which is included in accounts payable, accrued expenses and other liabilities at June 25, 2002 and will result in forgiveness of indebtedness income of approximately $2,188,000 during the quarter ended September 25, 2002.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


On April 30, 2002, the property and related assets and liabilities of Northpointe II were sold to an unaffiliated third party for $1,666,667 resulting in a gain of approximately $286,000. The Partnership used approximately $517,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,119,000, which is included in accounts payable, accrued expenses and other liabilities at June 25, 2002 and will result in forgiveness of indebtedness income of approximately $1,591,000 during the quarter ended September 25, 2002.

On May 9, 2002, the property and related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a loss of approximately $391,000. The Partnership will receive and use approximately $865,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,645,000, which is included in accounts payable, accrued expenses and other liabilities at June 25, 2002 and will result in forgiveness of indebtedness income of approximately $1,780,000 during the quarter ended September 25, 2002.

On May 9, 2002, the property and related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $82,000. The Partnership will receive and use approximately $865,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,725,000, which is included in accounts payable, accrued expenses and other liabilities at June 25, 2002 and will result in forgiveness of indebtedness income of approximately $859,000 during the quarter ended September 25, 2002.

On May 21, 2002, Pinewood Village ("Conifer 317") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,000,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


On May 30, 2002, the property and related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $343,000. The
Partnership will use approximately $592,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, which is included in accounts payable, accrued expenses and other liabilities at June 25, 2002 and will result in forgiveness of indebtedness income of approximately $2,853,000 during the quarter ended September 25, 2002.


Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2002.

Southwest  Apartments  Ltd.  (the  Gossers)
-------------------------------------------
In or around November 1999, the Partnership received correspondence from an attorney representing Dr. and Mrs. Bob Gosser, (the "Gossers") who are allegedly the holders of beneficial interests in Purchase Money Notes issued by the
Partnership in connection with the Partnership's acquisition of limited partnership interests in Southwest Apartments, Ltd. Local partnership in December 1984. Those Purchase Money Notes issued by the Partnership have, on their face, matured and have not been paid in full.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2002
                                   (Unaudited)


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,160,000 and $2,662,000, were accrued and unpaid as of June 25, 2002 and March 25, 2002, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $3,046,000 and $2,200,000 were made to the Partnership for the three months ended June 25, 2002 and 2001, respectively, of which $2,173,000 and $1,777,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the three months ended June 25, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $376,000. This increase was primarily due to cash provided by operating activities ($2,031,000) and proceeds from sale of properties ($2,946,000) which exceeded principal payment of mortgage notes payable ($2,246,000), principal payments of Purchase Money Notes payable ($1,925,000), acquisitions of property and equipment ($6,000) and an increase in mortgage escrow deposits ($423,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of properties ($262,000), forgiveness of indebtedness income ($5,684,000) and depreciation ($129,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 4 to the financial statements.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit any significant distributions to investors after payment of all or a portion of the Purchase Money Notes. Therefore, investors should not expect that they will receive distributions sufficient to pay taxes incurred as a result of such sales.

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

Results of Operations
---------------------

During the periods ended June 25, 2002 and 2001, Bellfort, Fircrest, Cloisters (Sundown), Conifer 208, West Scenic, Tall Pines, Northwoods III (Windgate), Oakwood Manor, Ware Manor, Washington Highland, Seymour O'Brien, Autumn Ridge, Nottingham Woods and Robindale East sold their properties and the related assets and liabilities and the Partnership sold its Local Partnership Interest in
Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, Southwest, Southside, University and Hackley (collectively the "Sold Assets"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three months ended June 25, 2002 and 2001, excluding the Sold Assets, gain on sale of properties, forgiveness of indebtedness income, administrative and management, interest and depreciation expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships Interests were acquired.

Rental income decreased approximately 54% for the three months ended June 25, 2002 as compared to 2001. Excluding the Sold Assets, rental income decreased approximately 3% for the three months ended June 25, 2002 as compared to 2001, primarily due to expired leases at two Local Partnerships in anticipation of rehabilitation projects.

Total expenses, excluding the Sold Assets, administrative and management, interest and depreciation, remained fairly consistent with a decrease of approximately 2% for the three months ended June 25, 2002 as compared to 2001.

Administrative and management decreased approximately $341,000 for the three months ended June 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $64,000, primarily due to a decrease in legal and accounting expenses at the Partnership level.

Interest expense decreased approximately $1,126,000 for the three months ended June 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $240,000, primarily due to a decrease in the prime interest rate in 2002.

Depreciation decreased approximately $316,000 for the three months ended June 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense increased approximately $17,000, primarily due to the expiration of a sales contract at one Local Partnership. The Local Partnership was classified as an asset held for sale in 2001 and was not depreciated.

Administrative and management-related parties, operating, repairs and maintenance and taxes and insurance decreased approximately $108,000, $449,000, $457,000 and $170,000, respectively, for the three months ended June 25, 2002 as compared to 2001, primarily due to decreases relating to the Sold Assets. Summer Arms, Cabarrus, Huntley #1, Huntley #2, Nu-Elm, Lexington, Shelton Beach and Northpointe II are not being depreciated during the period ended June 25, 2002 because they are classified as assets held for sale.

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

Date:  July 26, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  July 26, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)


               By: ASSISTED HOUSING ASSOCIATES,
                   INC., a General Partner

Date:  July 26, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  July 26, 2002

                   By:/s/ Glenn F. Hopps
                      ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)

               By: CAMBRIDGE AND RELATED ASSOCIATES
                   LIMITED PARTNERSHIP

                   By:Related Beta Corporation,

Date:  July 26, 2002

                   By:/s/ Alan P. Hirmes
                      ------------------
                      Alan P. Hirmes,
                      President
                      (principal executive and financial officer)

Date:  July 26, 2002

                   By:/s/ Glenn F. Hopps
                         ------------------
                      Glenn F. Hopps,
                      Treasurer
                      (principal accounting officer)