Form 10-Q
period 2002-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2002-10-29
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF  THE  SECURITIES
------- EXCHANGE ACT OF 1934


               For the quarterly period ended September 25, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                        13-3228969
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                 10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                  ============      ============
                                                  September 25,       March 25,
                                                      2002              2002*
                                                  ------------      ------------

ASSETS
Property and equipment - less
  accumulated depreciation of
  $4,086,086 and $7,639,553,
  respectively                                    $  4,372,003      $  5,470,303
Property and equipment -
  held for sale - less accumulated
  depreciation of $8,234,808 and
  $16,326,084, respectively                          3,840,275        11,548,976
Cash and cash equivalents                            7,641,475         4,967,577
Cash - restricted for tenants'
  security deposits                                    262,398           304,539
Mortgage escrow deposits                             3,235,677         4,376,911
Prepaid expenses and other assets                    1,047,305           758,693
                                                  ------------      ------------

  Total assets                                    $ 20,399,133      $ 27,426,999
                                                  ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                  ============     ============
                                                  September 25,      March 25,
                                                      2002             2002*
                                                  ------------     ------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                          $  6,868,123     $ 13,137,483
  Purchase Money Notes payable
   (Note 2)                                          5,513,598        9,861,837
  Due to selling partners (Note 2)                  14,698,908       22,957,424
  Deferred revenue on sale of
   properties                                                0        5,905,828
  Accounts payable, accrued
   expenses and other liabilities                      743,348          587,491
  Tenants' security deposits payable                   219,514          283,920
  Due to general partners of
   subsidiaries and their affiliates                   111,728          114,744
  Due to general partners and
   affiliates                                        3,214,194        3,329,471
                                                  ------------     ------------

Total liabilities                                   31,369,413       56,178,198
                                                  ------------     ------------

Minority interest                                      131,340          222,153
                                                  ------------     ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                 (10,453,079)     (28,146,094)
  General partners                                    (648,541)        (827,258)
                                                  ------------     ------------

Total partners' deficit                            (11,101,620)     (28,973,352)
                                                  ------------     ------------

Total liabilities and partners' deficit           $ 20,399,133     $ 27,426,999
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     ===========================     ==========================
                         Three Months Ended               Six Months Ended
                             September 25,                  September 25,
                     ---------------------------     --------------------------
                        2002            2001            2002            2001
                     ---------------------------     --------------------------

Rentals, net         $ 1,187,916     $ 2,972,306     $ 2,744,759    $ 6,330,360
Other                     76,325         227,487         239,816        413,602
Gain on sale
  of properties
  (Note 4)             1,960,003       2,664,619       2,222,376      1,657,081
                     -----------     -----------     -----------    -----------
Total revenues         3,224,244       5,864,412       5,206,951      8,401,043
                     -----------     -----------     -----------    -----------

Expenses
Administrative
  and management         306,180         683,697         645,802      1,364,535
Administrative
  and management-
  related parties
  (Note 3)               354,014         475,193         730,465        959,430
Operating                193,797         558,473         548,000      1,361,591
Repairs and
  maintenance            224,929         758,529         549,284      1,539,926
Taxes and insur-
  ance                   332,381         388,125         572,183        797,783
Interest                 331,554       1,225,944         747,215      2,767,487
Depreciation             121,295         320,066         249,841        764,854
                     -----------     -----------     -----------    -----------
Total expenses         1,864,150       4,410,027       4,042,790      9,555,606
                     -----------     -----------     -----------    -----------

Net income (loss)
  before minority
  interest             1,360,094       1,454,385       1,164,161     (1,154,563)
Minority interest
  in (income) loss
  of subsidiaries       (145,658)        109,450         (80,930)       350,578
                     -----------     -----------     -----------    -----------
Income (loss) before
  extra-ordinary item  1,214,436       1,563,835       1,083,231       (803,985)
Extraordinary
  item-forgiveness
  of indebtedness
  income (Note 4)     11,104,825      10,473,627      16,788,501     14,312,983
                     -----------     -----------     -----------    -----------
Net income           $12,319,261     $12,037,462     $17,871,732    $13,508,998
                     ===========     ===========     ===========    ===========

                        CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     ===========================     ==========================
                         Three Months Ended               Six Months Ended
                             September 25,                  September 25,
                     ---------------------------     --------------------------
                        2002            2001            2002            2001
                     ---------------------------     --------------------------

Limited Partners
  Share:
Income (loss) before
  extraordinary item $ 1,202,292     $ 1,548,196     $ 1,072,399    $  (795,945)
Extraordinary item    10,993,777      10,368,891      16,620,616     14,169,853
                     -----------     -----------     -----------    -----------
Net income           $12,196,069     $11,917,087     $17,693,015    $13,373,908
                     ===========     ===========     ===========    ===========

Number of units
  outstanding             12,074          12,074          12,074         12,074
                     ===========     ===========     ===========    ===========
Income (loss) before
extraordinary item
  per limited part-
  ner unit           $       100     $       128     $        89    $       (66)
Extraordinary item
  per limited part-
  ner unit                   910             859           1,376          1,174
                     -----------     -----------     -----------    -----------
Net income per limit-
  ed partner unit    $     1,010     $       987     $     1,465    $     1,108
                     ===========     ===========     ===========    ===========

See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                               PARTNERS' DEFICIT
                                   (Unaudited)


                               =================================================
                                                   Limited            General
                                   Total           Partners           Partners
                               -------------------------------------------------
Balance -
  March 26, 2002               $(28,973,352)     $(28,146,094)     $   (827,258)

Net income                       17,871,732        17,693,015           178,717
                               ------------      ------------      ------------

Balance -
  September 25, 2002           $(11,101,620)     $(10,453,079)     $   (648,541)
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


                                                  ==============================
                                                          Six Months Ended
                                                            September 25,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------

Cash flows from operating activities:
Net income                                        $ 17,871,732     $ 13,508,998
                                                  ------------     ------------
Adjustments to reconcile net income
  to net cash used in operating activities:
Gain on sale of properties (Note 4)                 (2,222,376)      (1,657,081)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (16,788,501)     (14,312,983)
Depreciation                                           249,841          764,854
Minority interest in income (loss)
  of subsidiaries                                       80,930         (350,578)
(Increase) decrease in cash-restricted
  for tenants' security deposits                       (19,099)          13,016
Increase in mortgage escrow deposits                   (64,397)        (101,299)
Increase in prepaid
  expenses and other assets                           (256,776)        (360,301)
Increase in due to selling partners                    640,127        2,327,661
Payments of interest to selling partners               (25,472)         (94,019)
Increase (decrease) in accounts payable,
  accrued expenses and other liabilities               508,608       (1,887,603)
Increase in tenants' security
  deposits payable                                      13,844            6,576
Increase in due to general partners of
  subsidiaries and their affiliates                          0              383
Decrease in due to general partners
  of subsidiaries and their affiliates                       0             (410)
Increase in due to general
  partners and affiliates                                9,298          316,687
                                                  ------------     ------------
Total adjustments                                  (17,873,973)     (15,335,097)
                                                  ------------     ------------
Net cash used in operating
  activities                                            (2,241)      (1,826,099)
                                                  ------------     ------------


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                  ==============================
                                                          Six Months Ended
                                                            September 25,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------

Cash flows from investing activities:
Proceeds from sale of properties                    10,760,000       11,393,542
Acquisitions of property and equipment                (104,607)        (208,766)
Increase in mortgage escrow deposits                  (195,330)        (599,971)
                                                  ------------     ------------

Net cash provided by investing activities           10,460,063       10,584,805
                                                  ------------     ------------

Cash flows from financing activities:
Principal payment of mortgage
  notes payable                                    (5,543,841)       (7,446,822)
Principal payments of purchase
  money notes payable                              (2,068,340)       (3,270,301)
Decrease in capitalization of
  minority interest                                  (171,743)         (155,637)
                                                  ------------     ------------

Net cash used in financing activities               (7,783,924)     (10,872,760)
                                                  ------------     ------------

Net increase (decrease) in cash
  and cash equivalents                              2,673,898        (2,114,054)
Cash and cash equivalents -
  beginning of period                               4,967,577         4,943,694
                                                  ------------     ------------
Cash and cash equivalents -
end of period                                     $  7,641,475     $  2,829,640
                                                  ============     ============

Supplemental disclosures of noncash
  activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $          0     $  2,163,925
Decrease in property and equipment,
  net of accumulated depreciation                            0           (2,165)
Increase in deferred revenue on sale
  of properties reclassified from
  purchase money notes payable
  and due to selling partners                                0       10,892,510


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                  ==============================
                                                          Six Months Ended
                                                            September 25,
                                                  ------------------------------
                                                      2002              2001
                                                  ------------------------------

Forgiveness of indebtedness income
  (Note 4):
Decrease in deferred revenue
  from sale of properties                           (5,683,676)      (3,839,356)
Decrease in purchase money
  note payable                                      (2,279,899)      (1,148,096)
Decrease in due to selling partners                 (8,824,926)      (9,325,531)

Summarized below are the
  components of the gain on
  sale of property:
Decrease in property and equipment,
  and property and equipment-held for
  sale                                               8,661,767        9,008,040
Decrease in cash - restricted for
  tenants' security deposits                            61,240           79,179
Decrease in mortgage
  escrow deposits                                    1,400,961          801,751
(Increase) decrease in prepaid expenses
  and other assets                                     (31,836)         436,814
Decrease in accounts payable, accrued
  expenses and other liabilities                      (574,903)        (161,609)
Decrease in tenant's security deposits
  payable                                              (78,250)         (75,480)
Decrease in due to
  general partners and affiliates                     (124,575)        (166,856)
Decrease in due to general partners
  of subsidiaries and their affiliates                  (3,016)               0
Decrease in due to selling partners                    (48,245)        (185,354)
Decrease in mortgage notes payable                    (725,519)               0


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the six months ended September 25, 2002 and 2001 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fourteen and thirty subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and $5,000 and $17,000 for the three and six months ended September 25, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2002, the results of operations for the three and six months ended September 25, 2002 and 2001, and cash flows for the six months ended September 25, 2002 and 2001, respectively. However, the operating results for the six months ended September 25, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2002 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 recorded at the Partnership level. As of September 25, 2002, and March 25, 2002, Purchase Money Notes aggregated approximately $5,442,000 and $9,757,000, respectively. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at September 25, 2002 and March 25, 2002 include $4,336,417 of interest accrued through August 31, 1989.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $14,699,000 and $22,909,000 as of September 25, 2002 and March 25, 2002, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $71,737 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Purchase Money Notes with seven-year extensions have all been sold. Additionally, an oral agreement was reached in August 2001 to extend the maturity dates of the remaining Purchase Money Notes through November 2002. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


Distributions aggregating approximately $3,231,000 and $3,884,000 were made to the Partnership for the six months ended September 25, 2002 and 2001, respectively, of which $2,317,000 and $3,355,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 2002 and 2001 were as follows:



                             Three Months Ended              Six Months Ended
                                September 25,                  September 25,
                           -----------------------       -----------------------
                             2002           2001           2002           2001
                           -----------------------       -----------------------
Partnership
  management fees
(a)                        $267,000       $271,000       $534,000       $542,000
Expense
  reimbursement (b)          19,104         49,650         47,725         84,142
Local administrative
   fee (c)                   10,000         14,000         20,000         28,000
                           --------       --------       --------       --------
Total general and
  administrative-
General Partners            296,104        334,650        601,725        654,142
                           --------       --------       --------       --------

Property
  management fees
  incurred to affiliates
  of the subsidiary
  partnerships' general
  partners                   57,910        140,543        128,740        305,288
                           --------       --------       --------       --------

Total general and
administrative-related
  parties                  $354,014       $475,193       $730,465       $959,430
                           ========       ========       ========       ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,918,000 and $2,847,000 were accrued and unpaid as of September 25, 2002 and March 25, 2002, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $40,000 and $95,000 were accrued and unpaid as of September 25, 2002 and March 25, 2002, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. It is anticipated that this process will take a number of years. As of September 25, 2002, the Partnership has disposed of fifty-four of its sixty-one original investments. Five additional investments are listed for sale and the Partnership anticipates that the two remaining investments will be listed for sale by December 31, 2002. There can be no assurance as to when the Partnership will dispose of its last remaining investments or the amount of proceeds which may be received. However, based on the historical operating results of the Local Partnerships and the current economic conditions including changes in tax laws, it is unlikely that the proceeds received by the Partnership from such sales will be sufficient to return their original investment. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership. As of September 25, 2002 all of these properties were sold except for Saraland Apartments, Ltd.

Information Regarding Dispositions.
-----------------------------------

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $799,000. The Partnership used approximately $472,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income of approximately $2,779,000.

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $10,000, resulting in a loss of approximately $536,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


On April 30, 2002, the property and the related assets and liabilities of Shelton Beach Apartments ("Northpointe I") were sold to an unaffiliated third party for $2,333,333, resulting in a gain of approximately $598,000. The Partnership used approximately $1,124,000 of proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,239,000, resulting in forgiveness of indebtedness income of approximately $2,115,000.

On April 30, 2002, the property and the related assets and liabilities of Northpointe II were sold to an unaffiliated third party for $1,666,667 resulting in a gain of approximately $394,000. The Partnership used approximately $570,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,119,000, resulting in forgiveness of indebtedness income of approximately $1,549,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $145,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $2,645,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $351,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $1,725,000.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


On May 21, 2002, Pinewood Village ("Conifer 317") entered into a purchase and sale agreement with an unaffiliated third party purchaser for a purchase price of $2,000,000. The closing is expected to occur in late 2002. No assurance can be given that the closing will actually occur.

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $425,000. The Partnership used approximately $375,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in forgiveness of indebtedness income of approximately $3,070,000.

On July 31, 2002, an unaffiliated third party agreed to purchase the limited partnership interests in Cabarrus Arms Associates ("Cabarrus Arms") for an agreed upon price of $25,000. Such purchase is expected to be finalized in early 2003. No assurance can be given that the closing will actually occur.

On July 31, 2002, an unaffiliated third party agreed to purchase the limited partnership interests in Hathaway Court Associates ("Hathaway") for an agreed upon price of $50,000. Such purchase is expected to be finalized in early 2003. No assurance can be given that the closing will actually occur.

On July 31, 2002, an unaffiliated third party agreed to purchase the limited partnership interests of Summer Arms Associates ("Summer Arms") for an agreed upon price of $25,000. Such purchase is expected to be finalized in early 2003. No assurance can be given that the closing will actually occur.


Note 5 - Commitments and Contingencies

The following disclosures include changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2002.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2002
                                   (Unaudited)


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

The Debtor has filed an Amended Plan of Reorganization which will be considered by the Bankruptcy Court this fall. The plan provides for resolution of HUD, EPA and general unsecured claims. The plan also requires the holders of partnership interests, including the Partnership, to make new capital contributions to preserve their interests in the reorganized company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,233,000 and $2,662,000, were accrued and unpaid as of September 25, 2002 and March 25, 2002, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $3,231,000 and $3,884,000 were made to the Partnership for the six months ended September 25, 2002 and 2001, respectively, of which $2,317,000 and $3,355,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the six months ended September 25, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,674,000. This increase was due to proceeds from the sale of properties ($10,760,000) which exceeded principal payment of mortgage notes payable ($5,544,000), principal payments of Purchase Money Notes payable ($2,068,000), acquisitions of property and equipment ($105,000), an increase in mortgage escrow deposits ($195,000) decrease in capitalization of minority interest ($172,000) and cash used in operating activities ($2,000). Included in the adjustments to reconcile the net income to cash used in operating activities are gain on sale of properties ($2,222,000), forgiveness of indebtedness income ($16,789,000) and depreciation ($250,000).

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

Results of Operations
---------------------

During the periods ended September 25, 2002 and 2001, Bellfort, Fircrest, Cloisters (Sundown), Conifer 208, West Scenic, Tall Pines, Northwoods III (Windgate), Oakwood Manor, Ware Manor, Washington Highland, Seymour O'Brien, Autumn Ridge, Nottingham Woods, Robindale East, Northpointe I, Northpointe II, Huntley #1, Huntley #2 and Lexington sold their properties and the related assets and liabilities and the Partnership sold its Local Partnership Interest in Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, Southwest, Southside, University and Hackley (collectively the "Sold Assets"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and six months ended September 25, 2002 and 2001, excluding the Sold Assets, gain on sale of properties, forgiveness of indebtedness income, administrative and management, administrative and management-related parties, repairs and maintenance, and interest expense. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships Interests were acquired.

Rental income decreased approximately 60% and 57% for the three and six months ended September 25, 2002 as compared to 2001. Excluding the Sold Assets, rental income increased approximately 5% and 3% for the three and six months ended September 25, 2002 as compared to 2001, primarily due to rental rate increases.

Other income decreased approximately $151,000 and $174,000 for the three and six months ended September 25, 2002, as compared to 2001. Excluding the Sold Assets, other income decreased approximately $25,000 and $37,000 primarily due to a decrease in interest income in 2002 at the Local Partnerships and Partnership level as a result of lower interest rates.

Administrative and management decreased approximately $378,000 and $719,000 for the three and six months ended September 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $4,000 and $64,000, primarily due to a decrease in legal expense at the Partnership level.

Administrative and management-related parties decreased approximately $121,000 and $229,000 for the three and six months ended September 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $39,000 and $52,000 primarily due to a decrease in expense allocations at the Partnership level.

Repairs and maintenance decreased approximately $534,000 and $991,000 for the three and six months ended September 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $63,000 and $39,000 primarily due to an insurance refund received for prior repairs at one Local Partnership in 2002.

Interest expense decreased approximately $894,000 and $2,020,000 for the three and six months ended September 25, 2002 as compared to 2001. Excluding the Sold Assets, such expense decreased approximately $56,000 and $164,000, primarily due to a decrease in the prime interest rate in 2002.

Operating, taxes and insurance, and depreciation decreased approximately $365,000 and $814,000, $56,000 and $226,000, and $199,000 and $515,000,
respectively, for the three and six months ended September 25, 2002 as compared to 2001, primarily due to decreases relating to the Sold Assets. Summer Arms, Cabarrus, Nu-Elm, Hathaway and Pinewood are not being depreciated during the period ended September 25, 2002 because they are classified as assets held for sale.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see Note 4 of the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation and Assisted Housing, Inc., each of which is a general partner of Cambridge Advantaged Properties Limited Partnership (the "Partnership"), have evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending September 25, 2002 as filed with Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 25, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date:  October 28, 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial officer)

Date:  October 28, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)


                           By: ASSISTED HOUSING ASSOCIATES,
                               INC., a General Partner

Date:  October 28, 2002

                               By: /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial officer)

Date:  October 28, 2002

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

Date:  October 28, 2002

                               By: /s/ Alan P. Hirmes
                                   -------------------
                                   Alan P. Hirmes,
                                   President
                                   (principal executive and financial
                                   officer)

Date:  October 28, 2002

                               By: /s/ Glenn F. Hopps
                                   ------------------
                                   Glenn F. Hopps,
                                   Treasurer
                                   (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 25, 2002 of the Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

     a) designed such disclosure controls and procedures to ensure the material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

     b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of September 25, 2002 (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General Partners:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               October 28, 2002

                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending September 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     October 28, 2002