Form 10-Q
period 2002-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2003-02-03
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


  X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
----- EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 2002

                                       OR

----- TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                               13-3228969
-------------------------------                                -----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


     Registrant's telephone number, including area code (212)421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                   ===========       ===========
                                                   December 25,       March 25,
                                                       2002              2002*
                                                   -----------       -----------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,214,590 and $7,639,553,
  respectively                                     $ 3,526,547       $ 5,470,303
Property and equipment -
  held for sale - less accumulated
  depreciation of $9,155,587 and
  $16,326,084, respectively                          4,397,105        11,548,976
Cash and cash equivalents                            7,125,043         4,967,577
Cash - restricted for tenants'
  security deposits                                    254,436           304,539
Mortgage escrow deposits                             3,275,193         4,376,911
Prepaid expenses and other assets                      949,127           758,693
                                                   -----------       -----------

  Total assets                                     $19,527,451       $27,426,999
                                                   ===========       ===========

             CAMBRIDGE ADVANTAGED PROPERTIES
           LIMITED PARTNERSHIP AND SUBSIDIARIES
               CONSOLIDATED BALANCE SHEETS
                       (Unaudited)
                       (continued)


                                                   ============    ============
                                                   December 25,      March 25,
                                                       2002            2002*
                                                   ------------    ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                           $  6,203,531    $ 13,137,483
  Purchase Money Notes payable
   (Note 2)                                           4,549,492       9,861,837
  Due to selling partners (Note 2)                   12,102,612      22,957,424
  Deferred revenue on sale of
   properties                                         1,610,858       5,905,828
  Accounts payable, accrued
   expenses and other liabilities                       654,212         587,491
  Tenants' security deposits payable                    218,293         283,920
  Due to general partners of
   subsidiaries and their affiliates                     95,811         114,744
  Due to general partners and
   affiliates                                         3,278,545       3,329,471
                                                   ------------    ------------

Total liabilities                                    28,713,354      56,178,198
                                                   ------------    ------------

Minority interest                                       109,826         222,153
                                                   ------------    ------------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                   (8,665,247)    (28,146,094)
  General partners                                     (630,482)       (827,258)
                                                   ------------    ------------

Total partners' deficit                              (9,295,729)    (28,973,352)
                                                   ------------    ------------

Total liabilities and partners' deficit            $ 19,527,451    $ 27,426,999
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                           ============================    ============================
                                Three Months Ended              Nine Months Ended
                                    December 25,                    December 25,
                           ----------------------------    ----------------------------
                               2002            2001            2002            2001
                           ----------------------------    ----------------------------
Revenues:

Rentals, net               $    870,791    $  2,591,487    $  3,615,550    $  8,921,847
Other                            53,784         152,337         293,600         565,939
Gain on sale
  of properties
  (Note 4)                    2,605,134       7,436,742       4,827,510       9,093,823
                           ------------    ------------    ------------    ------------
Total revenues                3,529,709      10,180,566       8,736,660      18,581,609
                           ------------    ------------    ------------    ------------

Expenses
Administrative
  and management                159,764         502,271         805,566       1,866,806
Administrative
  and management-
  related parties
  (Note 3)                      319,544         448,858       1,050,009       1,408,288
Operating                       149,684         485,216         697,684       1,846,807
Repairs and
  maintenance                   257,828         602,519         807,112       2,142,445
Taxes and insur-
  ance                          112,448         311,758         684,631       1,109,541
Interest                        184,890         781,508         932,105       3,548,995
Depreciation                     49,872         259,492         299,713       1,024,346
Loss on impairment
  of assets (Note 5)            268,523               0         268,523               0
                           ------------    ------------    ------------    ------------

Total expenses                1,502,553       3,391,622       5,545,343      12,947,228
                           ------------    ------------    ------------    ------------

Net income before
  minority interest           2,027,156       6,788,944       3,191,317       5,634,381
Minority interest
  in loss (income) of
  subsidiaries                   21,514        (123,311)        (59,416)        227,267
                           ------------    ------------    ------------    ------------
Income before
  extra-ordinary item         2,048,670       6,665,633       3,131,901       5,861,648
Extraordinary
  item-forgiveness
  of indebtedness
  income (Note 4)              (242,779)      1,667,561      16,545,722      15,980,544
                           ------------    ------------    ------------    ------------
Net income                 $  1,805,891    $  8,333,194    $ 19,677,623    $ 21,842,192
                           ============    ============    ============    ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)


                           ============================    ============================
                                Three Months Ended              Nine Months Ended
                                    December 25,                    December 25,
                           ----------------------------    ----------------------------
                               2002            2001            2002            2001
                           ----------------------------    ----------------------------
Limited Partners
  Share:
Income before
  extraordinary item       $  2,028,183    $  6,598,977    $  3,100,582    $  5,803,032
Extraordinary item             (240,351)      1,650,885      16,380,265      15,820,738
                           ------------    ------------    ------------    ------------

Net income                 $  1,787,832    $  8,249,862    $ 19,480,847    $ 21,623,770
                           ============    ============    ============    ============

Number of units
  outstanding                    12,074          12,074          12,074          12,074
                           ============    ============    ============    ============
Income before
  extraordinary item per
  limited partner unit     $        168    $        547    $        257    $        481

Extraordinary item
  per limited partner
  unit                              (20)            137           1,356           1,310
                           ------------    ------------    ------------    ------------
Net income per limited
  partner unit             $        148    $        684    $      1,613    $      1,791
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGEs
                              IN PARTNERS' DEFICIT
                                   (Unaudited)


                               =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               -------------------------------------------------
Balance -
  March 26, 2002               $(28,973,352)     $(28,146,094)     $   (827,258)

Net income                       19,677,623        19,480,847           196,776
                               ------------      ------------      ------------

Balance -
  December 25, 2002            $ (9,295,729)     $ (8,665,247)     $   (630,482)
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



                                                  ==============================
                                                        Nine Months Ended
                                                           December 25,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------
Cash flows from operating activities:
Net income                                        $ 19,677,623     $ 21,842,192
                                                  ------------     ------------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Gain on sale of properties (Note 4)                 (4,827,510)      (9,093,823)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                     (16,545,722)     (15,980,544)
Depreciation                                           299,713        1,024,346
Loss on impairment of assets (Note 5)                  268,523                0
Minority interest in income (loss)
  of subsidiaries                                       59,416         (227,267)
(Increase) decrease in cash-restricted
  for tenants' security deposits                       (11,137)          10,481
Increase in mortgage escrow deposits                  (291,161)        (296,468)
Increase in prepaid
  expenses and other assets                           (255,156)        (325,882)
Increase in due to selling partners                    837,294        3,059,794
Payments of interest to selling partners            (1,049,874)         (94,019)
Increase (decrease) in accounts payable,
  accrued expenses and other liabilities             1,999,022       (1,827,887)
Increase in tenants' security
  deposits payable                                      12,623            3,177
Increase in due to general partners of
  subsidiaries and their affiliates                      7,867              383
Decrease in due to general partners
  of subsidiaries and their affiliates                 (17,284)            (410)
Increase in due to general
  partners and affiliates                               88,649          514,178
                                                  ------------     ------------
Total adjustments                                  (19,424,737)     (23,233,941)
                                                  ------------     ------------
Net cash provided by (used in)
 operating activities                                  252,886       (1,391,749)
                                                  ------------     ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                  ==============================
                                                        Nine Months Ended
                                                           December 25,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------

Cash flows from investing activities:
Proceeds from sale of properties                    10,760,000       12,203,542
Acquisitions of property and equipment                (134,966)        (312,006)
Increase in mortgage escrow deposits                  (175,527)        (823,988)
                                                  ------------     ------------

Net cash provided by investing activities           10,449,507       11,067,548
                                                  ------------     ------------

Cash flows from financing activities:
Principal payment of mortgage
  notes payable                                     (5,633,717)      (8,164,825)
Principal payments of purchase
  money notes payable                               (2,739,467)      (3,507,870)
Decrease in capitalization of
  minority interest                                   (171,743)        (176,923)
                                                  ------------     ------------

Net cash used in financing activities               (8,544,927)     (11,849,618)
                                                  ------------     ------------

Net increase (decrease) in cash
  and cash equivalents                               2,157,466       (2,173,819)
Cash and cash equivalents -
  beginning of period                                4,967,577        4,943,694
                                                  ------------     ------------
Cash and cash equivalents -
  end of period                                   $  7,125,043     $  2,769,875
                                                  ============     ============

Supplemental disclosures of noncash
  activities:
Increase in property and equipment -
  held for sale reclassified from
  property and equipment                          $          0     $  5,764,304
Decrease in property and equipment,
  net of accumulated depreciation                         (590)          (1,114)
Increase in deferred revenue on sale
  of properties reclassified from
  purchase money notes payable
  and due to selling partners                          181,280        5,407,677

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)


                                                  ==============================
                                                        Nine Months Ended
                                                           December 25,
                                                  ------------------------------
                                                      2002             2001
                                                  ------------------------------


Forgiveness of indebtedness income
  (Note 4):
Decrease in accounts payable, accrued
  expenses and other liabilities                    (5,683,676)      (3,839,356)
Decrease in purchase money
  note payable                                      (2,037,119)      (1,479,557)
Decrease in due to selling partners                 (8,824,927)     (10,661,631)

Summarized below are the
  components of the gain on
  sale of property:
Decrease in property and equipment,
  and property and equipment-held for
  sale                                               8,661,767       13,005,337
Decrease in cash - restricted for
  tenants' security deposits                            61,240          141,512
Decrease in mortgage
  escrow deposits                                    1,568,406        1,191,695
(Increase) decrease in prepaid expenses
  and other assets                                     (10,278)         486,838
Decrease in purchase money notes
  payable                                             (535,759)      (2,355,100)
Decrease in due to selling partners                 (1,636,025)      (6,817,633)
Decrease in accounts payable, accrued
  expenses and other liabilities                      (649,285)        (224,675)
Decrease in tenant's security deposits
  payable                                              (78,250)        (127,129)
Decrease in due to
  general partners and affiliates                     (139,575)        (166,856)
Decrease in due to general partners
  of subsidiaries and their affiliates                  (9,516)               0
Decrease in mortgage notes payable                  (1,300,235)               0


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the nine months ended December 25, 2002 and 2001 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and fourteen and thirty subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $7,000 and $5,000 and $24,000 for the three and nine months ended December 25, 2002 and 2001, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners'

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2002. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 2002, the results of operations for the three and nine months ended December 25, 2002 and 2001 and cash flows for the nine months ended December 25, 2002 and 2001, respectively. However, the operating results for the nine months ended December 25, 2002 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2002 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 was recorded at the Partnership level. As of December 25, 2002, and March 25, 2002, Purchase Money Notes aggregated approximately $4,489,000 and $9,757,000, respectively. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

further interest thereon, through maturity as extended (see below). Purchase Money Notes at December 25, 2002 and March 25, 2002 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $12,103,000 and $22,909,000 as of December 25, 2002 and March 25, 2002, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $60,934 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Purchase Money Notes with seven-year extensions have all been sold. Additionally, an oral agreement was reached in November 2002 that extended the maturity dates of the remaining

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

Purchase Money Notes through June 2003. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $5,083,000 and $4,180,000 were made to the Partnership for the nine months ended December 25, 2002 and 2001, respectively, of which $4,013,000 and $3,593,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 2002 and 2001 were as follows:

                                  Three Months Ended        Nine Months Ended
                                     December 25,              December 25,
                               -----------------------   -----------------------
                                  2002         2001         2002         2001
                               -----------------------   -----------------------
Partnership
  management fees

  (a)                          $  267,000   $  271,000   $  801,000   $  813,000
Expense
  reimbursement (b)                13,611       28,001       61,336      112,143
Local administrative
   fee (c)                         10,000       14,000       30,000       42,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                290,611      313,001      892,336      967,143
                               ----------   ----------   ----------   ----------

Property
  management fees
  incurred to affiliates
  of the subsidiary
  partnerships' general
  partners                         28,933      135,857      157,673      441,145
                               ----------   ----------   ----------   ----------

Total general and
administrative-related
  parties                      $  319,544   $  448,858   $1,050,009   $1,408,288
                               ==========   ==========   ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $2,998,000 and $2,847,000 were accrued and unpaid as of December 25, 2002 and March 25, 2002, respectively. Without the General Partner's continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

partial payment of the partnership management fees but are under no obligation to do so. Net proceeds and distributions received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $17,000 and $95,000 were accrued and unpaid as of December 25, 2002 and March 25, 2002, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of December 25, 2002, the Partnership has disposed of fifty-six of its sixty-one original investments. One investment was sold subsequently. It is anticipated that the remaining four investments will be liquidated sometime during the first half of 2003 but there can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any excess proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which therefore makes it more cumbersome for the General Partners to sell each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

"Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Boonie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd., to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership, therefore, there should not be any tax effect to the limited partners of the Partnership. As of December 25, 2002 all of these properties were sold or disposed.

Information Regarding Dispositions.
-----------------------------------

On December 20, 2002, the property and related assets and liabilities of Pinewood Village ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $764,000. The Partnership will receive and use approximately $1,453,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, which is included in deferred revenue on sale of properties at December 25, 2002, and will result in forgiveness of indebtedness income of approximately $181,000 during the quarter ended March 25, 2003.

On July 31, 2002, an unaffiliated third party agreed to purchase the limited partnership interests in Cabarrus Arms Associates ("Cabarrus Arms") for an agreed upon price of $25,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On July 31, 2002, an unaffiliated third party agreed to purchase the limited partnership interests in Hathaway Court Associates ("Hathaway") for an agreed upon price of $50,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On July 23, 2002, the Partnership's interest in Saraland Apartments ("Saraland") was forfeited pursuant to the First Amended Bankruptcy Plan by order of the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

United States Bankruptcy Court in Dallas, TX, resulting in a gain of approximately $502,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000 and a $21,000 advance from the Partnership resulting in additional gain of approximately $2,103,000 (see Note 6).

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $425,000. The Partnership used approximately $617,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in forgiveness of indebtedness income of approximately $2,828,000.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

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

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $799,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income. In Fiscal Year 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in net forgiveness of indebtedness income of approximately $2,779,000.

Note 5 - Impairment of Assets

As of September 30, 2002, Summer Arms Apartments ("Summer Arms") entered into a verbal agreement to sell the property. In accordance with SFAS No. 144, an impairment loss of approximately $269,000 was recognized during the quarter ended December 25, 2002. This amount represents the excess of the carrying amount of the assets over the fair value of the assets as determined by the sales price. Summer Arms was sold on December 31, 2002. See Note 7 regarding discussion of the sale.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

Note 6 - Commitments and Contingencies

The   following   disclosures   include   changes   and/or
additions  to   disclosures   regarding   the   subsidiary
partnerships which were included in the Partnership's
Annual  Report on Form 10-K for the year  ended  March 25,
2002.

Saraland Apartments, Ltd.
-------------------------
On March 21, 2002, Saraland filed a petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court"). The schedules listed total assets valued at $924 and liabilities of $12,962,501. The value of the land was listed as undetermined and the Department of Housing and Urban Development ("HUD") possesses a secured claim related to mortgages it holds in the estimated amount of $681,527. The filing was commenced in response to a nonjudicial foreclosure brought by HUD.

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

Another lawsuit, pending in Circuit Court, Mobile County, Alabama was filed by the former tenants of Saraland against Saraland and Redwing and is also related to the environmental issues.

The Debtor had filed an Amended Plan of Reorganization which was confirmed by the Bankruptcy Court as of July 26, 2002. The plan provided for resolution of HUD, EPA and general unsecured claims. The plan required the holders of partnership interests, including the Partnership, to make new capital

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2002
                                   (Unaudited)

contributions in order for them to preserve their interests in the reorganized company. The Partnership did not make the contribution and thus transferred its interest in the reorganized entity to the Local General Partner.

Due to the resolution of the bankruptcy proceeding and restructuring of the Local Partnership, no loss contingency has been accrued in the accompanying financial statements. The Local Partnership has virtually abandoned the property, and is not making payments on its mortgage loan (See Note 4).


Note 7 - Subsequent Event

On December 31, 2002, the Partnership's limited partnership interest in Summer Arms was sold to an unaffiliated third party for $25,000, resulting in a loss of approximately $185,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,253,000 and will result in a gain on disposition during the quarter ended March 25, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,290,000 and $3,217,000, were accrued and unpaid as of December 25, 2002 and March 25, 2002, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $5,083,000 and $4,180,000 were made to the Partnership for the nine months ended December 25, 2002 and 2001, respectively, of which $4,013,000 and $3,593,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the nine months ended December 25, 2002, cash and cash equivalents of the Partnership and its consolidated Local Partnerships increased approximately $2,157,000. This increase was due to proceeds from the sale of properties ($10,760,000) and cash provided by operating activities ($253,000) which exceeded principal payment of mortgage notes payable ($5,634,000), principal payments of Purchase Money Notes payable ($2,739,000), acquisitions of property and equipment ($135,000), an increase in mortgage escrow deposits ($175,000) and a decrease in capitalization of minority interest ($172,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gain on sale of properties ($4,828,000), forgiveness of indebtedness income ($16,546,000), depreciation ($300,000) and loss on impairment of assets ($269,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 4 and Note 7 to the financial statements.

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

Management is not aware of any trends or events, commitments or uncertainties which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has five properties remaining and therefore the Partnership may not be protected against a general downturn in the national economy.

Results of Operations
---------------------

During the periods ended December 25, 2002 and 2001, Bellfort, Fircrest, Cloisters (Sundown), Conifer 208, West Scenic, Tall Pines, Northwoods III (Windgate), Oakwood Manor, Ware Manor, Washington Highland, Seymour O'Brien, Autumn Ridge, Nottingham Woods, Robindale East, Northpointe I, Northpointe II, Huntley #1, Huntley #2 and Lexington sold their properties and the related assets and liabilities and the Partnership sold or transferred its Local
Partnership Interest in Greenwood Manor, Henslee Heights, Hereford Manor, Malvern Manor, Southwest, Southside, University, Hackley and Saraland (collectively the "Sold Assets"). The results of operations of the Partnership, as well as the Local Partnerships, remained fairly consistent during the three and nine months ended December 25, 2002 and 2001, excluding the Sold Assets, gain on sale of properties, forgiveness of indebtedness income, other income, administrative and management, repairs and maintenance, interest expense and loss on impairment of assets. The majority of Local Partnership income continues to be in the form of rental income with the corresponding expenses being divided among operations, depreciation and mortgage interest. In addition, the Partnership incurred interest expense relating to the Purchase Money Notes which were issued when the Local Partnerships Interests were acquired.

Rental income decreased approximately 66% and 59% for the three and nine months ended December 25, 2002 as compared to 2001. Excluding the Sold Assets, rental income increased approximately 2% and 3% for the three and nine months ended December 25, 2002 as compared to 2001, primarily due to rental rate increases.

Other income decreased approximately $99,000 and $272,000 for the three and nine months ended December 25, 2002, as compared to 2001. Excluding the Sold Assets, other income decreased approximately $37,000 for the nine months ended December 25, 2002 as compared to 2001 primarily due to a decrease in interest income in 2002 at the Local Partnerships and Partnership level as a result of lower interest rates.

Administrative and management decreased approximately $343,000 and $1,061,000 for the three and nine months ended December 25, 2002 as compared to 2001. Excluding the Sold Assets, administrative and management decreased approximately $54,000 and $118,000, primarily due to a decrease in legal expense at the Partnership level.

Repairs and maintenance decreased approximately $345,000 and $1,335,000 for the three and nine months ended December 25, 2002 as compared to 2001. Excluding the Sold Assets, repairs and maintenance increased approximately $33,000 and decreased approximately $6,000. The increase for the three months is primarily due to carpet repairs at one Local Partnership in 2002.

Interest expense decreased approximately $597,000 and $2,617,000 for the three and nine months ended December 25, 2002 as compared to 2001. Excluding the Sold Assets, interest expense decreased approximately $59,000 and $208,000, primarily due to a decrease in the prime interest rate in 2002.

Administrative and management-related parties, operating, taxes and insurance and depreciation decreased approximately $129,000 and $358,000, $336,000 and $1,149,000, $199,000 and $425,000, and $210,000 and $725,000, respectively, for the three and nine months ended December 25, 2002 as compared to 2001, primarily due to decreases relating to the Sold Assets. Summer Arms, Cabarrus, Nu-Elm, Hathaway and Pinewood are not being depreciated during the period ended December 25, 2002, because they are classified as assets held for sale.

A loss on impairment of assets of approximately $269,000 was recognized for the three and nine months ended December 25, 2002. This loss represents the excess of the carrying amount of the assets over the fair value of the assets as determined by the sales price for Summer Arms.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties (see Note 4 of the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation and Assisted Housing, Inc., each of which is a general partner of Cambridge Advantaged Properties Limited Partnership (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's quarterly report on Form 10-Q for the period ending December 25, 2002, as filed with Securities and Exchange Commission and has judged such controls and procedures to be effective as of December 25, 2002 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          This information is incorporated by reference in Note 6 to the financial statements.

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

Date: January 31, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                                     (principal executive and financial officer)

Date: January 31, 2003

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

Date: January 31, 2003

                                 By: /s/ Alan P. Hirmes
                                     ------------------
                                     Alan P. Hirmes,
                                     President
                                     (principal executive and financial officer)


Date: January 31, 2003

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

Date: January 31, 2003

                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes,
                                         President
                                         (principal executive and financial
                                         officer)


Date: January 31, 2003

                                     By: /s/ Glenn F. Hopps
                                         ------------------
                                         Glenn F. Hopps,
                                         Treasurer
                                         (principal accounting officer)

                                 CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 25, 2002 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership is made known to us, particularly during the period in which this quarterly report was being prepared;

          b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of December 25, 2002 (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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




                                     By: /s/ Alan P. Hirmes
                                         ------------------
                                         Alan P. Hirmes
                                         Chief Executive Officer and
                                         Chief Financial Officer
                                         January 31, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending December 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     January 31, 2003