Form 10-K
period 2003-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2003-06-03
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X      ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF  THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2003

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes     No  X
                                        -----  -----
     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 25, 2002 was $(10,453,000) based on Limited Partner equity (deficit) as of such date.

     Registrant's voting and non-voting common equity is not publicly traded.

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

Investment Objectives/Government Incentives
-------------------------------------------

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

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. During the year ended March 25, 2003, the Partnership has distributed approximately $1,524,000 from sales transactions. The Partnership has to date distributed approximately $6,944,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions and will not equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated from the sales effort.

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

Investments
-----------

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the 4 remaining subsidiary partnerships.

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

Purchase Money Notes
--------------------

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2003 and 2002 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $9,917,000 and $22,909,000 as of March 25, 2003 and 2002, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $47,367 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Purchase Money Notes with seven year extensions have all been sold. Additionally, an oral agreement was reached in November 2002 that extended the maturity dates of the remaining Purchase Money Notes through June 2003. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $10,072,000, $4,452,000 and $6,550,000 were made to the Partnership during each of the years ended March 25, 2003, 2002 and 2001, respectively, of which approximately $8,776,000, $3,872,000 and $5,147,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0, $0 and $598,000 for the 2002, 2001 and 2000 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

Government Programs and Regulations
-----------------------------------

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2003, the Partnership had disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during the first half of 2003. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership. As of March 25, 2003, all of these properties were sold or disposed.

On March 28, 2003, the Partnership's interest in Saraland Apartments ("Saraland") was transferred to the U.S. Environmental Protection Agency pursuant to the First Amended Bankruptcy Plan by order of the United States Bankruptcy Court in Dallas, TX, resulting in a gain of approximately $350,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000 resulting in additional gain of approximately $2,124,000 (see Note 11).

On December 31, 2002, the Partnership's limited partnership interest in Summer Arms Apartments ("Summer Arms") was sold to the Purchase Money Note Holder for $25,000, resulting in gain of approximately $252,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,275,000, resulting in a gain on sale of approximately $3,275,000.

On December 20, 2002, the property and related assets and liabilities of Pinewood Village ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in forgiveness of indebtedness income of approximately $180,000.

On July 31, 2002, the Purchase Money Note Holder agreed to purchase the limited partnership interests in Cabarrus Arms Associates ("Cabarrus Arms") for an agreed upon price of $25,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On July 31, 2002, the Purchase Money Note Holder agreed to purchase the limited partnership interests in Hathaway Court Associates ("Hathaway") for an agreed upon price of $50,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $412,000. The Partnership used approximately $617,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in forgiveness of indebtedness income of approximately $2,828,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $158,000. The Partnership used approximately $1,277,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $2,645,000, resulting in forgiveness of indebtedness income of approximately $1,368,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $379,000. The Partnership used approximately $1,194,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,725,000, resulting in forgiveness of indebtedness income of approximately $531,000.

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

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $735,000, resulting in a loss of approximately $527,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount. The auditors for Robindale modified their report due to the uncertainty of this subsidiary partnership to continue in existence since the sole revenue producing asset was sold during the year.

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $806,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income. In Fiscal Year 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in net forgiveness of indebtedness income of approximately $2,779,000.

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

On November 20, 2001, the property and related assets and liabilities of Vincennes NiBlack Apts. ("Autumn Ridge") were sold to a unaffiliated third party for $2,500,000, resulting in a loss of approximately $262,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $3,567,000 for the Fiscal Year 2002. In Fiscal 2003, additional proceeds of approximately $1,500,000 were received and paid on the Purchase Money Note, resulting in a reversal of forgiveness of indebtedness income of such amount.

On November 13, 2001, the property and related assets and liabilities of Seymour O'Brien Manor Apts. ("Seymour O'Brien") were sold to an unaffiliated third party for $920,000, resulting in a loss of approximately $126,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $1,842,000 for the Fiscal Year 2002. In Fiscal 2003, additional proceeds of approximately $792,000 were received and paid on the Purchase Money Note, resulting in a reversal of forgiveness of indebtedness income of such amount.

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

Segments
--------
The Partnership operates in one segment, which is the investment in multi-family residential property.

Competition
-----------
The real estate business is highly competitive and each of the Local Partnerships in which the Partnership has invested owns an Apartment Complex which must compete for tenants with other rental housing in its area. However, the rental assistance and the preferred interest rates on mortgage financing generally make it possible to offer the apartments to eligible tenants at a cost to the tenant significantly below the market rate for comparable conventionally financed apartments in the area.

Employees
---------
The Partnership does not have any employees. All services are performed for the Partnership by its General Partners and their affiliates. The General Partners receive compensation in connection with such activities as set forth in Items 11 and 13 herein. In addition, the Partnership reimburses the General Partners and certain of their affiliates for expenses incurred in connection with the performance by their employees of services for the Partnership in accordance with the Partnership Agreement ("Partnership Agreement").

Item 2.  Properties.

As of March 25, 2003, the Partnership holds a 98.99% limited partnership interest in each of four Local Partnerships, which own four Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2003, the properties and the related assets and liabilities owned by six subsidiary partnerships were sold and the Partnership's Local Partnership Interests in two subsidiary partnerships were sold. Through the fiscal year ended March 25, 2003, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-six subsidiary partnerships were sold (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes owned as of March 25, 2003 are located in Kentucky (1), Michigan (1), Missouri (1) and North Carolina (1).

The 4 Apartment Complexes owned by the Local Partnerships at March 25, 2003 contain a total of 493 rental units. The largest of the Apartment Complexes consists of 186 units; the smallest Apartment Complex contains 72 units. Construction of each Apartment Complex was completed between 1972 and 1974.

The remaining Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex is located in the vicinity of other housing developments receiving Government Assistance.

All of the Apartment Complexes are subject to existing permanent first mortgages (the "Mortgage Loans"). In some cases the Apartment Complexes are also subject to supplemental mortgages (the "Supplemental Mortgage Loans"). See Schedule III.

                           LOCAL PARTNERSHIP SCHEDULE


                                         Government
                                         Assistance
                                        -------------           Percentage of Units
                                             HUD              Occupied at December 31,
Name and Location           Year        -------------     --------------------------------
(Number of Units)         Completed      Programs(a)      2002   2001   2000   1999   1998
-----------------         ---------     -------------     ----   ----   ----   ----   ----
Knollwood I                  1978       Sec.221(d)(4)      (e)    (e)    (e)    (e)    (e)
Mobile, AL (192)
Knollwood II                 1979       Sec.221(d)(4)      (e)    (e)    (e)    (e)    (e)
Mobile, AL (192)
Knollwood III                1981       Sec.221(d)(4)      (e)    (e)    (e)    (e)    (e)
Mobile, AL (192)
Knollwood, IV                1983       Sec.221(d)(4)      (e)    (e)    (e)    (e)    (e)
Mobile, AL (128)
Parklane II                  1977       Sec.221(d)(4)      (e)    (e)    (e)    (e)    (e)
Mobile, AL(140)
Cedarbay                     1981       Sec.221(d)(4)      (n)    (n)    (n)    93%    94%
Mobile, AL(112)
Northwoods III Apts.         1982       Sec.221(d)(4)      (p)    (p)    87%    87%    88%
Pensacola, FL (192)


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                           Government
                                           Assistance
                                          -------------           Percentage of Units
                                               HUD              Occupied at December 31,
Name and Location             Year        -------------     --------------------------------
(Number of Units)           Completed      Programs(a)      2002   2001   2000   1999   1998
-----------------           ---------     -------------     ----   ----   ----   ----   ----
Westminster Manor Apts.        1972       Sec.221(d)(4)      (f)    (f)    (f)    (f)    (f)
Arvada, CO (280)                               HAP
Northgate Townhouse Apts.      1977       Sec.221(d)(4)      (f)    (f)    (f)    (f)    (f)
Thornton, CO (184)                             HAP
Hackley Village                1971       Sec.236            (q)    (q)    93%    98%   100%
Muskegon, MI (54)                              HAP
Huntley #1                     1972       Sec.236            (s)    88%    98%    95%    98%
Holt, MI (88)                                  HAP
Huntley #2                     1973       Sec.236            (s)    82%    99%    97%    99%
Holt, MI (72)                                  HAP
Seymour O'Brien Manor Apts.    1972       Sec.236            (p)    (p)   100%   100%    98%
Seymour, IN (56)                               HAP
Washington Highland Apts.      1972       Sec.236            (p)    (p)    96%    93%   100%
Washington, IN (56)                            HAP
Vincennes Niblack Apts.        1972       Sec.236            (p)    (p)    96%    91%    94%
("Autumn Ridge Apartments")                    HAP
Vincennes, IN (144)
Casa Ramon Apartments          1974       Sec.236            (n)    (n)    (n)    99%   100%
Orange, CA (75)                                HAP
Nu-Elm Apartments              1972       Sec.236            86%    93%    92%    99%    94%
Springfield, MI (72)                           HAP
Buttonwood Acres               1973       Sec.236            (f)    (f)    (f)    (f)    (f)
New Bedford, MA (132)                        HAP(b)
Rockdale West                  1974       Sec.236            (i)    (i)    (i)    (i)    (i)
New Bedford, MA (225)                         HAP(b)
Solemar                        1976           (c)            (o)    (o)    (o)    98%   100%
South Dartmouth, MA (200)
Decatur Apartments             1971       Sec.236            (o)    (o)    (o)    (l)    84%
Decatur, AL (100)                              HAP
Florence Apartments            1973       Sec.236            (o)    (o)    (o)    (l)    94%
Florence, AL (96)
Saraland Apartments (g)        1972       Sec.236            (t)      0%     0%    0%     0%
Saraland, AL (60)                              HAP
University Gardens Apts.       1971       Sec.236            (q)    (q)   100%   100%   100%
Waxahachie, TX (104)
Southside Village Apts.        1972       Sec.236            (q)    (q)    91%    96%    97%
Brownwood, TX (104)                            HAP
Dickens Ferry Apartments       1972       Sec.236            (o)    (o)    (o)    (l)    95%
Mobile, AL (80)                                HAP
Bonnie Doone Apartments        1972       Sec.236            (o)    (o)    (o)    (l)    97%
Athens, AL (60)                                HAP
Conifer 208 (Conifer Village)  1972       Sec.236            (n)    (n)    (n)    97%   100%
Spokane, WA (64)                               HAP
Conifer 307 (Fircrest)         1973       Sec.236            (k)    (k)    (k)    (k)    97%
Beaverton, OR (60)                             HAP
Conifer 317 (Pinewood)         1974       Sec.236            (s)    96%   100%    98%    92%
Hillsboro, OR (50)
Bicentennial Apts.             1976       Sec.221(d)(4)      (d)    (d)    (d)    (d)    (d)
Houston, TX (292)


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                           Government
                                           Assistance
                                          -------------           Percentage of Units
                                               HUD              Occupied at December 31,
Name and Location             Year        -------------     --------------------------------
(Number of Units)           Completed      Programs(a)      2002   2001   2000   1999   1998
-----------------           ---------     -------------     ----   ----   ----   ----   ----
Bellfort Apts.                 1979       Sec.221(d)(4)      (k)    (k)    (k)   (k)     93%
Houston, TX (272)                              HAP
Cloisters (Sundown)            1974       Sec.236            (n)    (n)    (n)    98%    98%
Birmingham, AL (192)                           HAP
Cabarrus Arms                  1974       Sec.236            97%    96%    95%    96%    96%
Kannapolis, NC (76)                            HAP
Summer Arms Apts.              1974       Sec.236            (t)    92%    98%    96%    96%
Sumter, SC (100)                               HAP
Lexington Village              1973       Sec.236            (s)    75%    95%    97%    98%
Conyers, GA (108)                              HAP
Ware Manor                     1971       Sec.236            (p)    (p)    93%    98%    98%
Waycross, GA (84)                              HAP
Nottingham Woods Apts.         1974       Sec.236            (p)    (p)    97%    92%    96%
Oxford, AL (144)
Hathaway Court                 1974       Sec.236            98%   100%   100%   100%    99%
Covington, KY (159)                            HAP
Tall Pines                     1972       Sec.236            (p)    (p)    98%    99%    97%
La Grange, GA (115)                            HAP
Shelton Beach Apts.            1975       Sec.221(d)(4)      (s)    94%    92%    83%    91%
Saraland, AL (112)
Northpointe II                 1978       Sec.221(d)(4)      (s)    91%    93%    86%    86%
Saraland, AL (80)
Caroline Forest Apts.          1973       Sec.236            (o)    (o)    (o)   100%   100%
Salem, VA (72) (m)
Park of Pecan I                1979       Sec.221(d)(4)      (i)    (i)    (i)    (i)    (i)
Rosenberg, TX (137)
Park of Pecan II               1978       Sec.221(d)(4)      (i)    (i)    (i)    (i)    (i)
Rosenberg, TX (136)
Villa Apollo No. 1             1971       Sec.236            (j)    (j)    (j)    (j)    90%
Brownstown Township, MI (112)                  HAP
Carlton Terrace Apartments     1973       Sec.236            (j)    (j)    (j)    (j)    98%
Sterling Heights, MI (300)
Cranbrook Manor Apartments     1970       Sec.236            (j)    (j)    (j)    (j)    78%
Lansing, MI (136)                              HAP
Oakbrook Villa Apartments      1970       Sec.236            (k)    (k)    (k)    (k)    91%
Romulus, MI (352)                              HAP
Pebble Creek                   1973       Sec.236            98%    99%   100%   100%    99%
East Lansing, MI (186)
Villa Apollo No. 2             1971       Sec.236            (j)    (j)    (j)    (j)    89%
Brownstown Township, MI (286)                  HAP
Greenwood Manor                1974       Sec.236            (q)    (q)    91%    92%    80%
Pine Bluff, AR (64)                            HAP
Malvern Manor                  1974       Sec.236            (q)    (q)    90%    98%    92%
Malvern, AR (50)                               HAP
Hereford Manor                 1973       Sec.236            (q)    (q)    94%    84%    92%
Siloam Springs, AR (50)                        HAP
Henslee Heights                1974       Sec.236            (q)    (q)    100%  100%    97%
Pine Bluff, AR (78)                            HAP


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                           Government
                                           Assistance
                                          -------------           Percentage of Units
                                               HUD              Occupied at December 31,
Name and Location             Year        -------------     --------------------------------
(Number of Units)           Completed      Programs(a)      2002   2001   2000   1999   1998
-----------------           ---------     -------------     ----   ----   ----   ----   ----
Oakwood Manor                  1972       Sec.236            (p)    (p)    76%    82%    92%
Little Rock, AR (200)                          HAP
West Scenic Apartments         1971       Sec.236            (n)    (n)    (n)    95%    95%
North Little Rock, AR (150)
Robindale East Apartments      1974       Sec.236            (p)    (p)    73%    91%    87%
Blytheville, AR (88)                           HAP
Southwest Apartments           1970       Sec.236            (q)    (q)    94%    94%    96%
Little Rock, AR (49)                           HAP
Valley Arms                    1975       Sec.236            (k)    (k)    (k)    (k)    28%
Statesville, NC (100)                          HAP
Lancaster Manor                1970       Sec.221(d)(3)      (h)    (h)    (h)    (h)    (h)
San Diego, CA (248)


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

(q) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2002.

(s) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 2003.

(t) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2003.

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

Item 3. Legal Proceeding.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise and Note 11 to the financial statements.

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 2003, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 1, 2003, there were approximately 4,401 registered holders of Limited Partnership Interests.

In March 2003, 2001, 2000 and 1998, distributions of approximately $1,509,000, $1,389,000, $1,980,000 and $1,997,000 and $15,000, $14,000, $20,000 and $20,000
was paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $1,524,000, $1,403,000, $2,000,000 and $2,017,000 for the years ended March 25, 2003, 2001, 2000 and 1998, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. With the exception of these distributions, the Partnership has made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2003. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes that receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests. These distributions will not be sufficient to return to Limited Partners the full amount of their original investment in the Partnership.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.


                                                          Year Ended March 25,
                           ---------------------------------------------------------------------------------
OPERATIONS                     2003             2002             2001             2000             1999
----------                 -------------    -------------    -------------    -------------    -------------
Revenues                   $  14,178,518    $  28,892,169    $  34,185,019    $  38,002,609    $  36,695,719

Operating expenses            (7,202,590)     (16,215,466)      (28,223,218)    (35,058,379)     (39,658,795)
Loss on impairment of
  assets                               0                0                0                0       (2,399,391)
Minority interest               (337,639)         213,740         (888,911)      (3,110,714)          (4,662)
                           -------------    -------------    -------------    -------------    -------------

Income (loss) before
  extraordinary item           6,638,289       12,890,443        5,072,890         (166,484)      (5,367,129)

Extraordinary item-
  forgiveness of indebt-
  edness                      11,962,803       21,389,335       21,773,849       23,069,821        4,232,663
                           -------------    -------------    -------------    -------------    -------------

Net income (loss)          $  18,601,092    $  34,279,778    $  26,846,739    $  22,903,337    $  (1,134,466)
                           =============    =============    =============    =============    =============

Income (loss) before
  extraordinary item per
  Unit                     $         544    $       1,057    $         416    $         (14)   $        (440)
Extraordinary item per
  Unit                               981            1,754            1,785            1,892              347
                           -------------    -------------    -------------    -------------    -------------

Net income (loss) per
  Unit                     $       1,525    $       2,811    $       2,201    $       1,878    $         (93)
                           =============    =============    =============    =============    =============


                                                          Year Ended March 25,
                           ---------------------------------------------------------------------------------
FINANCIAL POSITION             2003             2002             2001             2000             1999
------------------         -------------    -------------    -------------    -------------    -------------

Total assets               $  10,583,374    $  27,426,999    $  51,182,923    $  81,413,006    $ 112,436,709
                           =============    =============    =============    =============    =============


Long-term obligations      $  18,613,182    $  45,956,744    $ 103,353,307    $ 162,421,389    $ 212,711,021
                           =============    =============    =============    =============    =============

Total liabilities          $  22,420,241    $  56,178,198    $ 113,797,425    $ 169,474,875    $ 221,443,873
                           =============    =============    =============    =============    =============

Minority interest          $      59,888    $     222,153    $     638,628    $     635,465    $     593,370
                           =============    =============    =============    =============    =============



During the years ended March 25, 1999, 2000, 2001, 2002 and 2003, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 1999, 2000, 2001, 2002 and 2003 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.


                  Selected Quarterly Financial Data (Unaudited)
                  ---------------------------------------------

                                                     Quarter Ended
                              ------------------------------------------------------------
   OPERATIONS                   June 25,      September 25,   December 25,      March 25,
                                  2002            2002            2002            2003
   ---------------------      ------------    ------------    ------------    ------------
   Revenues                   $  1,982,707    $  3,224,244    $  3,529,709    $  5,441,858

   Operating expenses           (2,178,640)     (1,864,150)     (1,502,553)     (1,657,247)

   Minority Interest                64,728        (145,658)         21,514        (278,223)
                              ------------    ------------    ------------    ------------

   (Loss) income before
     extraordinary item           (131,205)      1,214,436       2,048,670       3,506,388

   Extraordinary item-
     forgiveness of indebt-
     edness                      5,683,676      11,104,825        (242,779)     (4,582,919)
                              ------------    ------------    ------------    ------------

   Net income (loss)          $  5,552,471    $ 12,319,261    $  1,805,891    $ (1,076,531)
                              ============    ============    ============    ============

   (Loss) income before
     extraordinary item per
     Unit                     $        (11)   $        100    $        168    $        288
   Extraordinary item per
     Unit                              466             910             (20)           (376)
                              ------------    ------------    ------------    ------------
   Net income (loss) per
     Unit                     $        455    $      1,010    $        148    $        (88)
                              ============    ============    ============    ============

                                                     Quarter Ended
                              ------------------------------------------------------------
   OPERATIONS                   June 25,      September 25,   December 25,      March 25,
                                  2001            2001            2001            2002
   ---------------------      ------------    ------------    ------------    ------------
   Revenues                   $  2,536,631    $  5,864,412    $ 10,180,566    $ 10,310,560

   Operating expenses           (5,145,579)     (4,410,027)     (3,391,622)     (3,268,238)

   Minority Interest               241,128         109,450        (123,311)        (13,527)
                              ------------    ------------    ------------    ------------

   (Loss) income before         (2,367,820)      1,563,835       6,665,633       7,028,795
     extraordinary item

   Extraordinary item-
     forgiveness
     of indebtedness             3,839,356      10,473,627       1,667,561       5,408,791
                              ------------    ------------    ------------    ------------

   Net income                 $  1,471,536    $ 12,037,462    $  8,333,194    $ 12,437,586
                              ============    ============    ============    ============

   (Loss) income before
    extraordinary item
    per Unit                  $       (194)   $        128    $        547    $        576

   Extraordinary item per
    Unit                               315             859             136             444
                              ------------    ------------    ------------    ------------

   Net income per Unit        $        121    $        987    $        683    $      1,020
                              ============    ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of fiscal year 2002, the Partnership had interests in 12 Local Partnerships. During the fiscal year ended March 25, 2003, the property and the related assets and liabilities owned by six subsidiary partnerships were sold and the Partnership's Local Partnership Interests in two subsidiary partnerships were sold. Through the fiscal year ended March 25, 2003, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-six subsidiary partnerships were sold. As of March 25, 2003, the Partnership owned interests in 4 Local Partnerships.

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

During the year ended March 25, 2003, cash and cash equivalents of the Partnership decreased approximately $3,743,000. This decrease is due to cash used in operating activities ($2,270,000), principal payments of Purchase Money Notes ($5,809,000), repayments of mortgage notes payable ($6,118,000), a decrease in the capitalization of minority interest ($500,000), costs paid relating to sale of property ($595,000), distributions paid ($1,524,000) and acquisition of property and equipment and property and equipment held for sale ($164,000) which exceeded a decrease in mortgage escrow deposits ($451,000) and proceeds from the sale of property ($12,787,000). Included in the adjustments to reconcile the net income to cash used in operating activities is gain on sale of property ($9,239,000), forgiveness of indebtedness income ($11,963,000) and depreciation ($779,000).

Distributions aggregating approximately $10,072,000, $4,452,000 and $6,550,000 were made to the Partnership during the 2002, 2001 and 2000 Fiscal Years, respectively, of which approximately $8,776,000, $3,872,000 and $5,147,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0, $0 and $598,000 for the 2002, 2001 and 2000 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,439,000, $3,217,000 and $2,514,000, were accrued and unpaid as of March 25, 2003, 2002 and 2001, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Government Programs and Regulations
-----------------------------------

For a discussion of Government Programs and Regulations see Item 1. Business.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

a) Property and Equipment

Property and equipment to be held and used are carried at cost which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

b) Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

Purchase Money Notes
--------------------
For a discussion of Purchase Money Notes Payable, see Note 7 to the Financial Statements.

Sale of Underlying Properties/Local Partnership Interests
---------------------------------------------------------
For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 10 to the Financial Statements.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has four remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy.

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

For the year ended March 25, 2003, the Partnership did not record a loss on impairment of assets. Through March 25, 2003, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

The following is a summary of the results of operations of the Partnership for the 2002, 2001 and 2000 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of properties, forgiveness of indebtedness income, administrative and management, taxes and insurance and financial remained fairly constant for the 2002, 2001 and 2000 Fiscal Years. Contributing to the relatively stable operations at the Local Partnerships is the fact that all of the Apartment Complexes receive Government Assistance.

Net income during the 2002, 2001 and 2000 Fiscal Years totaled $18,601,092, $34,279,778 and $26,846,739, respectively.

2002 vs. 2001
-------------
Rental income decreased by 59% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding Bellfort Apartments, Valley Arms, Conifer 307, Cloisters (Sundown), Conifer 208, West Scenic Apartments, Tall Pines, Northwoods III Apartments, Ware Manor, Oakwood Manor, Washington Highlands Apartments, Seymour O'Brien Manor Apartments, Vincennes NiBlack Apartments, Nottingham Woods Apartments, Robindale East Apartments, Shelton Beach Apartments, Northpointe II, Huntley #1, Huntley #2, Lexington Village and Conifer 317 which sold their properties and the related assets and liabilities and Southside Village Apartments, University Gardens Apartments, Hackley Village, Greenwood Manor, Malvern Manor, Hereford Manor, Henslee Heights, Southwest Apartments, Saraland Apartments and Summer Arms Apartments in which the Partnership sold its Local Partnership interests (collectively, the "Sold Assets"), rental income increased by approximately 6% during the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately 54% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, other income decreased approximately 30% primarily due to a decrease in interest income in 2002 at one Local Partnership and the Partnership level as a result of lower interest rates.

Total expenses, excluding the Sold Assets, administrative and management, taxes and insurance and financial, remained fairly consistent with a decrease of approximately 8% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Administrative and management decreased approximately 46% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding Sold Assets, such expense decreased approximately 17% primarily due to a decrease in legal fees in 2002.

Taxes and insurance decreased approximately 43% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, such expense increased approximately 19% primarily due to an increase in insurance premiums at the Local Partnerships.

Financial decreased approximately 73% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the Sold Assets, such expense decreased approximately 17% primarily due to a decrease in the prime interest rate in 2002.

Administrative and management-related parties, operating, repairs and maintenance and depreciation decreased approximately $474,000, $1,345,000, $1,785,000 and $585,000 respectively, during the 2002 Fiscal Year compared to the 2001 Fiscal Year. Excluding the Sold Assets, such expenses increased (decreased) approximately $(104,000), $27,000, $(53,000) and $1,000, respectively, during the 2002 Fiscal Year compared to the 2001 Fiscal Year.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties.

2001 vs. 2000
-------------

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

A gain on sale of properties and forgiveness of indebtedness income was recorded in the 2001 Fiscal Year (see Notes 10 and 11, respectively, in Item 8. Financial Statements and Supplemental Data, below).

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

Financial decreased approximately 56% for the 2001 Fiscal Year as compared to the 2000 Fiscal Year. Excluding the Sold Assets, such expense decreased approximately 27% primarily due to a decrease in the prime interest rate in 2001.

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

Results of Operations of Certain Local Partnerships
---------------------------------------------------

Saraland Apartments, Ltd.
-------------------------
Saraland Apartments, Ltd. ("Saraland") was designated as a superfund site by the Environmental Protection Agency ("EPA") in the mid-1990's after the EPA funded the cleanup of hazardous waste caused by the property's former owner, Redwing Carriers, Inc. (n/k/a Rentokil Initial Environmental Services, Inc. "Rentokil").

During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. However, as of February 1997, the EPA, along with other agencies, concluded that the apartment residents should not return to the site, and the tenants were permanently relocated. The EPA has since concluded that the apartments will have to be demolished in order to accomplish the removal of contamination that has been found to exist underneath the buildings. The EPA filed suit and named Rentokil, Saraland and others as potentially responsible parties. Various other lawsuits have been filed on related issues.

All parties involved in the EPA litigation entered into a Consent Decree which would dispose of all claims in that litigation. The Bankruptcy Court approved the Consent Decree on March 13, 2002. Saraland filed its voluntary petition for relief under Chapter 11 of Title 11, United States Code on March 21, 2001 and The First Amended Plan of Reorganization was filed on April 26, 2002. On July 23, 2002 the United States Bankruptcy Court for the Northern District of Texas Dallas Division confirmed the plan of reorganization. Under the plan, effective March 28, 2003, the Partnership was released from all claims in the EPA litigation in exchange for a $100,000 cash payment to the EPA and for the transfer of its interest in the property, subject to the existing secured indebtedness, to Rentokil.

The plan also requires that other unsecured claims be paid a pro rata distribution for allowed claims from a $20,000 fund to be contributed by the general partners of Saraland.

Other
-----
The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which generally could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Limited Partnerships.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                                      27

         Consolidated    Balance   Sheets   at
         March 25, 2003 and 2002                                          112

         Consolidated   Statements  of  Income
         for the Years Ended  March 25,  2003,
         2002 and 2001                                                    113

         Consolidated  Statements  of  Changes
         in  Partners'  Deficit  for the Years
         Ended March 25, 2003, 2002 and 2001                              114

         Consolidated   Statements   of   Cash
         Flows for the Years  Ended  March 25,
         2003, 2002 and 2001                                              115

         Notes   to   Consolidated   Financial
         Statements                                                       118

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2003 and 2002, and the related consolidated statements of income, changes in partners' deficit, and cash flows for the years ended March 25, 2003, 2002 and 2001 (the 2002, 2001 and 2000 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 15 (2002 Fiscal Year), 31 (2001 Fiscal Year) and 43 (2000 Fiscal Year) subsidiary partnerships whose net income (losses) aggregated $3,741,030, ($1,523,249) and $11,048,206 for the 2002, 2001 and 2000 Fiscal
Years, respectively, and whose assets constituted 86% and 91% of the Partnership's assets at March 25, 2003 and 2002, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2003 and 2002, and the results of their operations and their cash flows for the years ended March 25, 2003, 2002 and 2001, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. As of March 25, 2003, the Partnership has disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the remaining investment is expected to be liquidated during 2003.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money
Notes are now extended, with maturity dates through June 2003 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 28, 2003

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
February 7, 2001

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Huntley Associates

We have audited the accompanying balance sheet of Huntley Associates (A Limited Partnership) as of May 8, 2002, and the related statements of income and changes in partner's equity for period January 1, 2002 to May 8, 2002. We have also audited the statements of cash flows for the period January 1, 2002 to May 8, 2002. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Huntley Associates as of May 8, 2002, and the results of its operations and cash flows for the period January 1, 2002 to May 8, 2002 in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issue a report dated September 11, 2002 on our consideration of Huntley Associates' internal controls and on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental included in the report (shown on pages 10 to 12) is presented for the purposes of additional analysis and is not a required part of the financial statements of Huntley Associates. Such information has been subjected to the auditing procedures applied in the audit of financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
September 11, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 22, 2001

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Huntley Associates #2

We have audited the accompanying balance sheet of Project #047-44063-LDP of Huntley Associates #2 (A Limited Partnership) as of May 8, 2002, and the related statements of operations and changes in partner's equity for the period then ended. We have also audited the statements of cash flows for the period ended May 8, 2002. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #047-44063-LDP as at May 8, 2002, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated September 10, 2002 on our consideration of Huntley #2's internal control and on our tests of its compliance with certain provisions of laws, regulations, contracts, and grants. Those reports are an integral part of the audit performed in accordance Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (shown on pages 10 to 15) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Huntley Associates #2. Such information has been subject to the auditing procedures applied in the audit of the basic financial statements and in our opinion, is fairly stated, in all material respects, in relation to the financial statements taken as a whole.


/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
September 10, 2002

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 25, 2001

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Seymour O'Brien Manor Apartments

We have audited the accompanying balance sheet of Project #073-44152 LDP of Seymour O'Brien Manor Apartments (a Limited Partnership) as at November 13, 2001, and the related statements of operations and changes in partner's equity for the year then ended. We have also audited the statements of cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project #073-44152 LDP as of December 31, 2002, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 25, 2003 on our consideration of Seymour O'Brien Manor Apartments (a Limited Partnership) internal controls and a report dated March 25, 2003 on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
March 25, 2003

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
January 14, 2001

[Letterhead of BORDMAN & WINNICK]

Independent Auditor's Report

To the Partners of
AUTUMN RIDGE APARTMENTS Formerly known as
Vincennes Niblack Apartments

We have audited the accompanying balance sheet of AUTUMN RIDGE APARTMENTS formerly known as Vincennes Niblack Apartments (A Limited Partnership) as at December 31, 2002, and the related statements of operations, changes in partner's equity and cash flows for the period ended December 31, 2002. These financial statements are the responsibility of the project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Project # 073-58501 LDP as of December 31, 2002, and the results of its operations and the changes in partners' equity and cash flows for the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
March 25, 2003

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

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
EIN 38-2900295
September 19, 2000

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Nu-Elm Apartments (A Limited Partnership) as of December 31, 2002, and the related statements of operations and changes in partner's equity and cash flows for the year then ended. These financial statements are the responsibility of Nu-Elm Apartments' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Elm Apartments as of December 31, 2002, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 28, 2003 on our consideration of Nu-Elm Apartments' internal control and on our tests of the compliance with certain provisions of laws, regulations, contracts, and grants. Those report are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

The accompanying supplemental information (shown on pages 9 to 11) is presented for the purposes of additional analysis and is not a required part of the basic financial statements of Nu-Elm Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 28, 2003

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of June 30, 2000 and the results of its operations, changes in owners' equity anFd cash flows for the six months then ended in conformity with generally accepted accounting principles.

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

/s/ Browder & Associates, P.C.
Audit Principal: E.O.  Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
July 24, 2000

[Letterhead of BROWDER & ASSOCIATES, P.C.]

Independent Auditor's Report

To the Partners of
Saraland Apartments, Ltd.
Mobile, Alabama

We have audited the accompanying balance sheet of Saraland Apartments, Ltd. (the Project), as of December 31, 2002, and the related statements of profit and loss and changes in owners' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Project's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Project as of December 31, 2002 and the results of its operations, changes in owners' equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Browder & Associates, P.C.
Audit Principal: E.O.  Browder, Jr.
Birmingham, Alabama
Federal Employer Identification Number: 63-0986156
January 31, 2003

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
June 20, 2000

[Letterhead of Blume Loveridge & Co., PLLC]

INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENTS

Partners
Conifer 317, an Oregon Limited Partnership
Tacoma, Washington

We have audited the accompanying balance sheet of Conifer 317, An Oregon Limited Partnership, sponsor of FHA Project No. 126-44134, as of December 19, 2002, and the related statements of profit and loss, changes in partners' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Conifer 317, An Oregon Limited Partnership as of December 19, 2002, and the results of its operations and its cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The  Partnership  is  regulated  by the U.S.  Department  of  Housing  and Urban
Development (HUD) as to rental charges, operating methods and reporting requirements. The financial statements are presented in sufficient detail to facilitate the electronic submission of certain financial information by the Partnership to HUD's Real Estate Assessment Center.

Our audit was performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying additional information on pages 15 through 18 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such additional information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

In accordance with Government Auditing Standards, we have also issued a report, dated January 25, 2003, on our consideration of the Partnership's internal control and reports dated January 25, 2003, on our tests of its compliance with certain provisions of laws, regulations, contracts and grants. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
January 25, 2003

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
December 15, 2000

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates ("the Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, effective December 31, 2002, the Partnership changed its method of accounting for property and equipment which was previously classified as held for sale.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 29, 2003

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 24, 2001

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

We have audited the accompanying balance sheets of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2002, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Summer Arms Apartments, Ltd. (a limited partnership) as of December 31, 2002, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
January 31, 2003

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

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
February 1, 2002

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITOR'S REPORT

To the Partners
Lexington Village Company
Conyers, Georgia

We have audited the accompanying balance sheets of Lexington Village Company (a limited partnership) as of August 31, 2002 and December 31, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the period of January 1, 2002 to August 31, 2002 and for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as August 31, 2002 and December 31, 2001 and 2000, and the results of its operations and its cash flows for the period of January 1, 2002 to August 31, 2002 and for years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
September 4, 2002

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

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
August 23, 2001

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Nottingham Woods Apartments Limited
Atlanta, Georgia

We have audited the balance sheet of Nottingham Woods Apartments Limited ("the Partnership") as of March 31, 2002, and the related statements of income, changes in partners' capital (deficit), and cash flows for the three months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nottingham Woods Apartments Limited at March 31, 2002, and the results of its operations and its cash flows for the three months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
April 23, 2002

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
February 8, 2002, except for Note I,
which is as of February 14, 2002

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' deficit, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 28, 2003

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

/s/ Mauldin & Jenkins, LLC
Atlanta, Georgia
August 23, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Shelton Beach Apartments, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Shelton Beach Apartments, Ltd. for the period January 1, 2002 through August 9, 2002. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above present fairly, in all material respects the changes in net assets in liquidation for the period January 1, 2002 through August 9, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note A to the financial statements, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 1, 2002, the partnership sold the rental property. As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

Our audit was made for the purpose of forming an opinion on the basic financial statement taken as a whole. The supplemental information on pages 9 through 11 is presented for purposes of additional analysis and is not a required part of the basic financial statement. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statement and, in our opinion, is fairly stated in all material respects in relation to the basic financial statement taken as a whole.

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 9, 2002

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 16, 2001

[Letterhead of Reznick Fedder & Silverman]

INDEPENDENT AUDITORS' REPORT

To the Partners
Northpointe II, Ltd.

We have audited the accompanying statement of changes in net assets in liquidation of Northpointe II, Ltd. for the period January 1, 2002 through August 9, 2002. This financial statement is the responsibility of the partnership's management. Our responsibility is to express an opinion on this financial statement based on our audit.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the changes in net assets in liquidation for the period January 1, 2002 through August 9, 2002, in conformity with accounting principles generally accepted in the United States of America.

As described in note A to the financial statements, during 2001, the partnership adopted a plan to sell the rental property and liquidate the partnership in lieu of continuing the business. On May 1, 2002, the partnership sold the rental property As a result, the partnership's financial statement is presented on the liquidation basis of accounting.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
August 9, 2002

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caroline Forest Apartments Limited Partnership (a Virginia Limited Partnership) as of March 31, 2000, and the results of its operations and its cash flows for the three-month period then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ KPMG LLP
Roanoke, Virginia
July 7, 2000

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 2002, and the related statements of Profit and Loss, and changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 2002, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 29, 2003 on our consideration of the partnership's internal control structure on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 29, 2003

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 12, 2001
rhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 31, 2001

[Letterhead of JEFFREY PHILLIPS MOSLEY & SCOTT, P.A.]

INDEPENDENT AUDITORS' REPORT

To the Partners
Robindale East Apartments, Ltd.:

We have audited the accompanying financial statements of Robindale East Apartments, Ltd. (the "Partnership") as of February 15, 2002, and for the period then ended, listed in the foregoing table of contents. These financial statements are the responsibility of the general partner. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of February 15, 2002, and the results of its operations, changes in partners' equity, and cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Notes 1 and 8 to the financial statements, the Partnership sold its sole revenue producing asset during the period, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In accordance with Government Auditing Standards and the Consolidated Audit Guide for Audits of HUD Programs issued by the U.S. Department of Housing and Urban Development, we have also issued a report dated May 1, 2002, on our consideration of Robindale East Apartments, Ltd.'s internal control and a report dated May 1, 2002, on its compliance with specific requirements applicable to major HUD programs, specific requirements applicable to nonmajor HUD transactions, and specific requirements applicable to Fair Housing and Non-Discrimination. Those reports are an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
May 1, 2002

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
February 1, 2001

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                 March 25,
                                                         ------------------------
                                                            2003         2002*
                                                         -----------  -----------
Property and equipment - net, less accumulated

  depreciation (Notes 2, 4 and 6)                        $ 3,478,246  $ 5,470,303
Property and equipment -
  held for sale (Notes 2, 4, 6 and 7)                      2,465,394   11,548,976
Cash and cash equivalents (Notes 2 and 11)                 1,224,252    4,967,577
Cash - restricted for tenants' security deposits (Note 3)    127,214      304,539
Mortgage escrow deposits (Notes 3, 5 and 6)                2,754,151    4,376,911
Prepaid expenses and other assets (Note 8)                   534,117      758,693
                                                         -----------  -----------

Total assets                                             $10,583,374  $27,426,999
                                                         ===========  ===========


            LIABILITIES AND PARTNERS' DEFICIT

Liabilities
  Mortgage notes payable (Notes 3 and 6)                 $ 5,059,854  $13,137,483
  Purchase money notes payable (Notes 3 and 7)             3,635,924    9,861,837
  Due to selling partners (Notes 3 and 7)                  9,917,404   22,957,424
  Deferred revenue on sale of properties                           0    5,905,828
  Accounts payable, accrued expenses and other
   liabilities                                               153,890      587,491
  Tenants' security deposits payable                         119,183      283,920
  Due to general partners of subsidiaries and their
   affiliates (Note 8)                                        22,391      114,744
  Due to general partners and affiliates (Note 8)          3,511,595    3,329,471
                                                         -----------  -----------

                                                          22,420,241   56,178,198
                                                         -----------  -----------

Minority interest (Note 2)                                    59,888      222,153
                                                         -----------  -----------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
   Limited partners                                      (11,240,263) (28,146,094)
   General partners                                         (656,492)    (827,258)
                                                         -----------  -----------

                                                         (11,896,755) (28,973,352)
                                                         -----------  -----------

Total liabilities and partners' deficit                  $10,583,374  $27,426,999
                                                         ===========  ===========



* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME


                                                  Year Ended March 25,
                                       ---------------------------------------
                                           2003          2002          2001
                                       -----------   -----------   -----------
Revenues
Rentals, net                           $ 4,505,438   $11,017,460   $17,152,679
Other                                      434,385       947,492     1,211,751
Gain on sale of properties (Note 10)     9,238,695    16,927,217    15,820,589
                                       -----------   -----------   -----------
Total revenues                          14,178,518    28,892,169    34,185,019
                                       -----------   -----------   -----------

Expenses
Administrative and management            1,282,928     2,385,647     3,906,671
Administrative and management-
   related parties(Note 8)               1,341,084     1,815,488     2,134,544
Operating                                  814,883     2,159,557     3,098,242
Repairs and maintenance                    985,589     2,771,078     4,307,937
Taxes and insurance                        866,716     1,522,710     2,117,113
Financial, principally interest          1,132,302     4,196,910     9,446,421
Depreciation                               779,088     1,364,076     3,212,290
                                       -----------   -----------   -----------
Total expenses                           7,202,590    16,215,466    28,223,218
                                       -----------   -----------   -----------

Income before minority interest and
  extraordinary item                     6,975,928    12,676,703     5,961,801

Minority interest (income) loss of
  subsidiaries                            (337,639)      213,740      (888,911)
                                       -----------   -----------   -----------

Income before extraordinary item         6,638,289    12,890,443     5,072,890
Extraordinary item-forgiveness of
  indebtedness income (Notes 6 and 10)  11,962,803    21,389,335    21,773,849
                                       -----------   -----------   -----------

Net income                             $18,601,092   $34,279,778   $26,846,739
                                       ===========   ===========   ===========

Limited Partners Share:
Income before extraordinary item       $ 6,571,906   $12,761,539   $ 5,022,161
Extraordinary item                      11,843,175    21,175,442    21,556,111
                                       -----------   -----------   -----------

Net income                             $18,415,081   $33,936,981   $26,578,272
                                       ===========   ===========   ===========

Number of units outstanding                 12,074        12,074        12,074
                                       ===========   ===========   ===========

Income before extraordinary item per
  limited partner unit                 $       544   $     1,057   $       416
Extraordinary item per limited
  partner unit                                 981         1,754         1,785
                                       -----------   -----------   -----------

Net income per limited partnership
  unit                                 $     1,525   $     2,811   $     2,201
                                       ===========   ===========   ===========


          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT


                                                       Limited        General
                                           Total       Partners       Partners
                                       ------------  ------------  ------------
Balance - March 26, 2000               $(88,697,334) $(87,272,836) $ (1,424,498)

Net income                               26,846,739    26,578,272       268,467

Distributions                            (1,402,535)   (1,388,510)      (14,025)
                                       ------------  ------------  ------------

Balance - March 25, 2001                (63,253,130)  (62,083,074)   (1,170,056)

Net income                               34,279,778    33,936,980       342,798
                                       ------------  ------------  ------------

Balance - March 25, 2002                (28,973,352)  (28,146,094)     (827,258)

Net income                               18,601,092    18,415,081       186,011

Distributions                            (1,524,495)   (1,509,250)      (15,245)
                                       ------------  ------------  ------------

Balance - March 25, 2003               $(11,896,755) $(11,240,263) $   (656,492)
                                       ============  ============  ============


          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS


                                                    Year Ended March 25,
                                          ----------------------------------------
                                              2003          2002          2001
                                          ------------  ------------  ------------
Cash flows from operating activities:

Net income                                $ 18,601,092  $ 34,279,778  $ 26,846,739
                                          ------------  ------------  ------------
Adjustments to reconcile net income
  to net cash (used in) provided by
  operating activities:
Gain on sale of properties                  (9,238,695)  (16,927,217)  (15,820,589)
Extraordinary item-forgiveness of
  indebtedness income                      (11,962,803)  (21,389,335)  (21,773,849)
Depreciation                                   779,088     1,364,076     3,212,290
Minority interest in income (loss) of
  subsidiaries                                 337,639      (213,740)      888,911
(Increase) decrease in assets:
Cash-restricted for tenants' security
  deposits                                      38,680        60,234        55,469
Mortgage escrow deposits - operating           386,089        45,298     1,161,193
Prepaid expenses and other assets             (212,554)       14,827      (237,713)
Increase (decrease) in liabilities:
Due to selling partners                      1,012,395     3,787,630     8,588,157
Payments of interest to selling
  partners                                  (2,966,329)     (115,683)   (3,464,303)
Accounts payable, accrued expenses and
  other liabilities                            836,904      (261,696)     (700,883)
Tenants' security deposits payable             (63,193)      (37,030)      (88,239)
Due to general partners of subsidiaries
  and their affiliates                          12,974        19,584        91,706
Due to general partners of subsidiaries
  and their affiliates                         (98,827)            0       (12,461)
Due to general partners and affiliates        267,324       731,026       135,075
                                          ------------  ------------  ------------

  Total adjustments                        (20,871,308)  (32,922,026)  (27,965,236)
                                          ------------  ------------  ------------

Net cash (used in) provided by
  operating activities                      (2,270,216)    1,357,752    (1,118,497)
                                          ------------  ------------  ------------

Cash flows from investing activities:
Proceeds from sale of properties            12,787,113    15,419,779    14,465,557
Costs paid relating to sale of
  properties                                  (595,318)     (556,642)     (248,996)
Acquisitions of property and equipment         (78,873)     (353,374)   (1,483,538)
Acquisitions of property and equipment -
  held for sale                                (85,400)     (105,102)      (51,729)
Decrease (increase) in mortgage escrow
  deposits                                     451,155      (236,255)       57,081
                                          ------------  ------------  ------------
Net cash provided by investing
  activities                                12,478,677    14,168,406    12,738,375
                                          ------------  ------------  ------------

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                    Year Ended March 25,
                                          ----------------------------------------
                                              2003          2002          2001
                                          ------------  ------------  ------------
Cash flows from financing activities:
Principal payments of purchase
  money notes                               (5,809,460)   (3,776,208)   (2,668,624)
Principal payments of mortgage
  notes payable                             (6,117,927)  (10,120,797)   (7,217,599)
Distributions paid                          (1,524,495)   (1,402,535)            0
Decrease in capitalization of
  minority interest                           (499,904)     (202,735)     (885,748)
                                          ------------  ------------  ------------
Net cash used in financing activities      (13,951,786)  (15,502,275)  (10,771,971)
                                          ------------  ------------  ------------

Net (decrease) increase in cash and
  cash equivalents                          (3,743,325)       23,883       847,907
Cash and cash equivalents at beginning
  of year                                    4,967,577     4,943,694     4,095,787
                                          ------------  ------------  ------------
Cash and cash equivalents at end
  of year                                 $  1,224,252  $  4,967,577  $  4,943,694
                                          ============  ============  ============

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest    $  3,045,739  $    609,095  $  4,126,412
                                          ============  ============  ============

Supplemental disclosures of noncash
  investing and financing activities:
Increase in property and equipment-held
  for sale reclassified from property
  and equipment                           $    784,434  $  4,975,310  $ 16,291,211
Increase in purchase money notes
  payable due to the capitalization
  of prepaid expenses and other assets               0             0         5,209
Increase in accounts payable, accrued
  expenses and other liabilities for
  acquisitions of property and equipment             0             0        37,070
Increase in deferred revenue
  reclassified from purchase money
  notes payable and due to selling
  partners                                           0     5,906,928     3,839,356
Distributions payable                                0             0     1,402,535

Forgiveness of indebtedness:
  Decrease in purchase money notes
   payable                                    (789,814)   (3,078,993)   (9,619,581)
  Decrease in due to selling partners       (7,782,197)  (14,470,986)  (11,433,550)
  Decrease in due to general partners of
   subsidiaries and their affiliates                 0             0      (558,299)
  Decrease in deferred revenue on sale
   of properties                            (5,906,928)   (3,839,356)            0
  Decrease in accounts payable, accrued
   expenses and other liabilities                    0             0      (162,419)


      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (CONTINUED)

                                                    Year Ended March 25,
                                          ----------------------------------------
                                              2003          2002          2001
                                          ------------  ------------  ------------

Summarized below are the components
  of the gain on sale of properties:
  Decrease in property and equipment,
   net of accumulated depreciation        $    836,680  $  8,824,210  $ 14,546,004
  Decrease in property and equipment -
   held for sale                             9,624,144    12,232,872    11,097,071
  Decrease in cash - restricted for
   tenants'
   security deposits                           138,645       176,886       171,634
  Decrease in mortgage escrow deposits         785,516     1,468,683     2,307,112
  Decrease in prepaid expenses and
   other assets                                437,130       287,452       285,395
  Decrease in mortgage notes payable        (1,959,702)   (4,494,870)   (9,200,379)
  Decrease in purchase money
   notes payable                            (1,449,327)   (5,210,794)   (6,990,061)
  Decrease in due to selling partners       (3,997,337)  (14,008,934)  (13,227,995)
  Increase in deferred revenue on sale
   of properties                                 1,100             0             0
  Decrease in accounts payable, accrued
   expenses and other liabilities           (1,270,505)     (795,917)     (357,370)
  Decrease in tenant's security
   deposits payable                           (101,544)     (161,000)     (180,932)
  Decrease in due to general partners
   of subsidiaries and their affiliates         (6,500)       (3,105)      (54,507)
  Decrease in due to general partners
   and affiliates                              (85,200)     (379,563)            0



          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

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

The General Partners of the Partnership are Assisted Housing Associates Inc., (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and
Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership, which is also affiliated with Related. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. The General Partners manage and control the affairs of the Partnership.

Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985 and no further issuance of initial limited partnership interests or additional limited partnership interests is anticipated.

As of March 25, 2003, the Partnership holds a 98.99% limited partnership interest in each of the four remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2003, the properties and the related assets and liabilities owned by six subsidiary partnerships were sold and the Partnership's Local Partnership Interests in two subsidiary partnerships were sold, respectively. Through the fiscal year ended March 25, 2003, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-six subsidiary partnerships were sold, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 13, 30 and 43, subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2003, 2002 and 2001, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. The Partnership continues to hold its interest in certain subsidiary partnerships which have sold their properties and have not formally liquidated. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $5,000, $49,000 and $41,000 for the years ended March 25, 2003 (the "2002 Fiscal Year"), March 25, 2002 (the "2001 Fiscal Year") and March 25, 2001 (the "2000 Fiscal Year"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

For the year ended March 25, 2003, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2003, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

c)  Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

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

Cash and Cash  Equivalents,  Cash-Restricted  for Tenants' Security Deposits and
--------------------------------------------------------------------------------
Mortgage Escrow Deposits
------------------------
The carrying amount approximates fair value.

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003


The estimated fair values of the Partnership's mortgage notes payable are as follows:


                                         March 25, 2003           March 25, 2002
                                    -----------------------  ------------------------
                                     Carrying                 Carrying
                                      Amount     Fair Value    Amount     Fair Value
                                    ----------   ----------  -----------  -----------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value  $5,059,854   $5,502,323  $10,381,052  $10,848,189
Not practicable to estimate
  fair value                        $        0          (a)  $ 2,756,431          (a)

Purchase money notes payable for
  which it is:
Practicable to estimate fair value  $        0   $        0  $         0  $         0
Not practicable to estimate
  fair value                        $3,635,924          (b)  $ 9,861,837          (b)

Due to selling partners for which it is:
Not practicable to estimate
  fair value                        $9,917,404          (b)  $23,474,596          (b)


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

NOTE 4 - Property and Equipment and Property and Equipment-Held for Sale

The components of property and equipment and their estimated useful lives are as follows:


                                           March 25,
                                    ----------------------       Estimated
                                        2003       2002         Useful Lives
                                    ----------  ----------   -------------------
Land                                $  266,942  $  613,524
Buildings and improvements           6,382,726  12,028,469       5 - 40 Years
Furniture and fixtures                 100,334     467,863       3 - 10 Years
                                    ----------  ----------


                                     6,750,002  13,109,856

Less:  Accumulated depreciation     (3,271,756) (7,639,553)
                                    ----------  ----------

                                    $3,478,246  $5,470,303
                                    ==========  ==========


Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003



Depreciation expense for the 2002, 2001 and 2000 Fiscal Years amounted to $779,088, $1,364,076 and $3,212,290, respectively.

The components of property and equipment held for sale are as follows:

                                                                March 25,
                                                        ------------------------
                                                           2003          2002
                                                        -----------  -----------
Land                                                    $   421,499  $ 1,265,470
Buildings and improvements                                8,216,060   25,536,100
Furniture and fixtures                                      698,306    1,073,490
                                                        -----------  -----------

                                                          9,335,865   27,875,060

Less:  Accumulated depreciation                          (6,870,471) (16,326,084)
                                                        -----------  -----------

                                                        $ 2,465,394  $11,548,976
                                                        ===========  ===========

NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:


                                                                March 25,
                                                        ------------------------
                                                           2003          2002
                                                        -----------  -----------
Reserves for replacements                               $ 2,072,906  $ 3,269,620
Real estate taxes, insurance and other                      681,245    1,107,291
                                                        -----------  -----------

                                                        $ 2,754,151  $ 4,376,911
                                                        ===========  ===========


NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $36,000, including principal and interest at rates varying from 6.75% to 7.0% per annum, through June 2014. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. Under the terms of regulatory agreements with the Secretary of HUD, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003



Annual principal payment requirements for each of the next five years are as follows:


                              Amount
                            ----------
2003                        $  306,982
2004                           328,540
2005                           351,614
2006                           376,310
2007                           402,876
Thereafter                   3,293,532
                            ----------
Total                       $5,059,854
                            ==========


The mortgage agreements require monthly deposits to replacement reserves of approximately $18,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).

NOTE 7 - Purchase Money Notes Payable

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 is recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes at March 25, 2003 and 2002 include $4,336,417 of interest accrued through August 31, 1989.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $9,917,000 and $22,909,000 as of March 25, 2003 and 2002, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership extended the terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $47,367 was accrued and added to the Purchase Money Notes balance. The extension fees are being

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

amortized over the term of the extensions. The Purchase Money Notes with seven year extensions have all been sold. Additionally, an oral agreement was reached in November 2002 that extended the maturity dates of the remaining Purchase Money Notes to June 2003. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $10,072,000, $4,452,000 and $6,550,000 were made to the Partnership during each of the years ended March 25, 2003, 2002 and 2001, respectively, of which approximately $8,776,000, $3,872,000 and $5,147,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, approximately $0, $0 and $598,000 for the 2002, 2001 and 2000 Fiscal Years, respectively, was paid as "additional" interest on the Purchase Money Notes.

NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:


                                                    Year Ended March 25,
                                          --------------------------------------
                                              2003          2002          2001
                                          -----------   -----------  -----------
Partnership management fees (a)           $  1,052,162  $ 1,069,239  $ 1,085,769
Expense reimbursement (b)                       82,193      150,097      148,355
Local administrative fee (c)                    16,250       38,750       54,355
                                          ------------  -----------  -----------
Total general and administrative-
  General Partners                           1,150,605    1,258,086    1,288,479
                                          ------------  -----------  -----------

Property management fees incurred to
  affiliates of the subsidiary
  partnerships' general partners               190,479      557,402      846,065
                                          ------------  -----------  -----------

Total general and administrative-related
  parties                                 $  1,341,084  $ 1,815,488  $ 2,134,544
                                          ============  ===========  =-=========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $3,524,000 and $3,122,000 were accrued and unpaid as of March 25, 2003 and 2002, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.


(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003


Partnership is limited by the provisions of the Partnership  Agreement.  Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnership's performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $37,858 and $95,092 were accrued and unpaid as of March 25, 2003 and 2002, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its subsidiaries is as follows:



                                                  Year Ended December 31,
                                          --------------------------------------
                                              2002          2001         2000
                                          ------------  -----------  -----------
Financial statement net income            $ 18,601,092  $33,764,246  $26,846,739
Difference resulting from parent company
  having a different fiscal year for
  income tax and financial reporting
  purposes                                    (454,038)  (1,151,548)     (83,979)
Difference resulting primarily from
  depreciation and amortization expense
  recorded for financial reporting
  purposes and income tax purposes             558,422    1,698,402    1,855,267
Difference between gain on sale of assets
  recorded for financial reporting
  purposes and for income tax purposes      15,087,741   18,142,817   12,690,603
Difference between a forgiveness of
  indebtedness income recorded for
  financial reporting purposes and for
  income tax purposes                        3,140,441  (14,208,768)   4,538,705
Other, including accruals for financial
  reporting purposes not deductible for
  tax purposes until paid                       41,967   (1,127,675)       3,500
                                          ------------  -----------  -----------
Income as shown on the income tax return
  for the calendar year ended             $ 36,975,625  $37,117,474  $45,850,835
                                          ============  ===========  ===========

NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2003, the Partnership had disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during the first half of 2003. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

In order to facilitate an orderly disposition of the Partnership's assets, the Partnership formed a new entity: Cambridge Advantaged Liquidating L.L.C. (the "Trust"), a Delaware limited liability company which is wholly-owned by the Partnership.

On July 21, 1999, the Partnership contributed its limited partnership interest in Decatur Apartments, Ltd., Florence Apartments, Ltd., Saraland Apartments, Ltd., Dickens Ferry Apartments, Ltd., Bonnie Doone Apartments, Ltd., University Gardens Apartments, Ltd., and Southside Village Apartments, Ltd. to the Trust. In each case, the interests were contributed subject to each respective Purchase Money Note. The contribution did not involve any consideration being paid to the Partnership; therefore, there should not be any tax effect to the limited partners of the Partnership. As of March 25, 2003, all of these properties were sold or disposed.

On March 28, 2003, the Partnership's interest in Saraland Apartments ("Saraland") was transferred to the U.S. Environmental Protection Agency pursuant to the First Amended Bankruptcy Plan by order of the United States Bankruptcy Court in Dallas, TX, resulting in a gain of approximately $350,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000 resulting in additional gain of approximately $2,124,000 (see Note 11).

On December 31, 2002, the Partnership's limited partnership interest in Summer Arms Apartments ("Summer Arms") was sold to the Purchase Money Note Holder for $25,000, resulting in gain of approximately $252,000. No proceeds were used to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,275,000, resulting in a gain on sale of approximately $3,275,000.

On December 20, 2002, the property and related assets and liabilities of Pinewood Village ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in forgiveness of indebtedness income of approximately $180,000.

On July 31, 2002, the Purchase Money Note Holder agreed to purchase the limited partnership interests in Cabarrus Arms Associates ("Cabarrus Arms") for an agreed upon price of $25,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On July 31, 2002, the Purchase Money Note Holder agreed to purchase the limited partnership interests in Hathaway Court Associates ("Hathaway") for an agreed upon price of $50,000. Such purchase is expected to be finalized sometime during 2003. No assurance can be given that the closing will actually occur.

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a gain of approximately $412,000. The Partnership used approximately $617,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in forgiveness of indebtedness income of approximately $2,828,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $158,000. The Partnership used approximately $1,277,000 of the proceeds to pay off the Purchase Money Note and

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

accrued interest thereon, which had an outstanding balance of approximately $2,645,000, resulting in forgiveness of indebtedness income of approximately $1,368,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a gain of approximately $379,000. The Partnership used approximately $1,194,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,725,000, resulting in forgiveness of indebtedness income of approximately $531,000.

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

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $735,000, resulting in a loss of approximately $527,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount. The auditors for Robindale modified their report due to the uncertainty of this subsidiary partnership to continue in existence since the sole revenue producing asset was sold during the year.

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $806,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income. In Fiscal Year 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in net forgiveness of indebtedness income of approximately $2,779,000.

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

On November 20, 2001, the property and related assets and liabilities of Vincennes NiBlack Apts. ("Autumn Ridge") were sold to a unaffiliated third party

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003


for $2,500,000, resulting in a loss of approximately $262,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $3,567,000 for the Fiscal Year 2002. In Fiscal 2003, additional proceeds of approximately $1,500,000 were received and paid on the Purchase Money Note, resulting in a reversal of forgiveness of indebtedness income of such amount.

On November 13, 2001, the property and related assets and liabilities of Seymour O'Brien Manor Apts. ("Seymour O'Brien") were sold to an unaffiliated third party for $920,000, resulting in a loss of approximately $126,000. No proceeds were used to settle the Purchase Money Note and accrued interest thereon, resulting in forgiveness of indebtedness income of approximately $1,842,000 for the Fiscal Year 2002. In Fiscal 2003, additional proceeds of approximately $792,000 were received and paid on the Purchase Money Note, resulting in a reversal of forgiveness of indebtedness income of such amount.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003


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

NOTE 11 - Commitments and Contingencies

a) Subsidiary Partnerships - Event of Default

Saraland Apartments, Ltd.
-------------------------
Saraland was designated as a superfund site by the Environmental Protection Agency ("EPA") in the mid-1990's after the EPA funded the cleanup of hazardous waste caused by the property's former owner, Redwing Carriers, Inc. (n/k/a Rentokil Initial Environmental Services, Inc. "Rentokil").

During the year ended December 31, 1996, the tenants of Saraland were moved to temporary housing to facilitate cleanup of the site. However, as of February 1997, the EPA, along with other agencies, concluded that the apartment residents should not return to the site, and the tenants were permanently relocated. The EPA has since concluded that the apartments will have to be demolished in order to accomplish the removal of contamination that has been found to exist underneath the buildings. The EPA filed suit and named Rentokil, Saraland and others as potentially responsible parties. Various other lawsuits have been filed on related issues.

All parties involved in the EPA litigation entered into a Consent Decree which would dispose of all claims in that litigation. The Bankruptcy Court approved the Consent Decree on March 13, 2002. Saraland filed its voluntary petition for relief under Chapter 11 of Title 11, United States Code on March 21, 2001 and The First Amended Plan of Reorganization was filed on April 26, 2002. On July 23, 2002 the United States Bankruptcy Court for the Northern District of Texas

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003


Dallas Division confirmed the plan of reorganization. Under the plan, effective March 28, 2003, the Partnership was released from all claims in the EPA litigation in exchange for a $100,000 cash payment to the EPA and for the transfer of its interest in the property, subject to the existing secured indebtedness, to Rentokil.

The plan also requires that other unsecured claims be paid a pro rata distribution for allowed claims from a $20,000 fund to be contributed by the general partners of Saraland.

b)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 6% to 10% of gross rental revenues. Such management fees amounted to $691,345, $889,446 and $1,395,709 for the 2002, 2001
and 2000 Fiscal Years, respectively.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2003, uninsured cash and cash equivalents approximated $1,019,000.

d) Housing Assistance Payments Contracts

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2003

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

e)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has four remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

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

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), which is also managed by an affiliate of Related Capital Company, announced a proposed acquisition of Related Capital Company, an affiliate of the General Partner. Pursuant to the proposed acquisition, CharterMac will acquire controlling interests in the general partners of the General Partners. This acquisition is not anticipated to affect the Partnership or its day-to-day operations as management of the General Partners will not change.

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

Name                                Position
----                                --------

Stephen M. Ross                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Vice President

Denise Kiley                        Vice President

Marc D. Schnitzer                   Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary

STEPHEN M. ROSS, 63, is the President, a Director and a shareholder of The Related Realty Group, Inc., the General Partner of The Related Companies, L.P. He graduated from the University of Michigan School of Business Administration with a Bachelor of Science degree and from Wayne State University School of Law with a Juris Doctor degree. Mr. Ross then received a Master of Laws degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed the predecessor of The Related Companies, L.P. ("TRCLP") in 1972 to develop, manage, finance and acquire subsidized and conventional apartment developments. Mr. Ross also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

ALAN P. HIRMES, 48, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

STUART J. BOESKY, 47, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of, Charter Municipal Mortgage Acceptance Company and American Mortgage Acceptance Company.

DENISE L. KILEY, 43, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College.

MARC D. SCHNITZER, 42, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983.

MARK E. CARBONE, 46, rejoined Capital in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 40, joined Capital in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 37, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------

Michael Brenner                     Director

Alan P. Hirmes                      President

Stuart J. Boesky                    Executive Vice President

Mark E. Carbone                     Vice President

Denise L. Kiley                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary


MICHAEL BRENNER, 57, is the Executive Vice President and Chief Financial Officer of TRCLP. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Cooper & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction. Mr. Brenner also serves on the Board of Trustees of Charter Municipal Mortgage Acceptance Company.

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

At March 25, 2003, security ownership by the General Partners and their affiliates is as listed:


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
                                                                    ------


                                                                    100.0%


No director or executive officer of any General Partner owns any Initial Limited Partnership Interests or Additional Limited Partnership Interests.

Item 13.  Certain Relationships and Related Transactions.

The Partnership has and will continue to have certain relationships with the General Partners and their affiliates, as discussed below and in Item 11 above and also Note 8 to the Financial Statements in Item 8 above, which are incorporated herein by reference. However, there have been no direct financial transactions between the Partnership and the directors and officers of the General Partners.

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

Item 14.  Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partners of the Partnership) and Assisted Housing Associates Inc. (general partner of the Partnership), has evaluated the Partnership's disclosure controls and procedures relating to the Partnership's annual report on Form 10-K for the period ending March 15, 2003 as filed with the Securities and Exchange Commission and has judged such controls and procedures to be effective as of March 15, 2003 (the "Evaluation Date").

There have been no significant changes in the internal controls or in other factors that could significantly affect internal controls relating to the Partnership since the Evaluation Date.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                Sequential
                                                                   Page
                                                                ----------
(a) 1.   Financial Statements

         Independent Auditors' Report                               27

         Consolidated Balance Sheets at March 25, 2003
         and 2002                                                  112

         Consolidated Statements of Income for the Years
         Ended March 25, 2003,2002 and 2001                        113

         Consolidated Statements of  Changes in Partners'
         Deficit for the Years Ended March 25, 2003, 2002
         and 2001                                                  114

         Consolidated Statements of Cash Flows for the
         Years  Ended  March 25, 2003, 2002 and 2001               115

         Notes to Consolidated Financial Statements                118

(a)2.    Financial Statement Schedules
         -----------------------------

         Independent Auditors' Report                              145

         Schedule I - Condensed Financial Information
         of Registrant                                             146

         Schedule III - Real Estate and Accumulated
         Depreciation                                              149

         The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a)3.    Exhibits
         --------

(3)      Amended and Restated Agreement and Certificate of
         Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                            139

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Incorporated by reference to exhibits filed with Amendment No.1 to Cambridge Advantaged
         Properties L.P.'s Registration Statement on Form
         S-11 Registration File No. 2-91993.

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (Continued)

(c)      Subsidiaries of the Registrant (Exhibit 21)
         ------------------------------
                                                              Jurisdiction
                                                              of Formation
                                                              -------------

         Nu-Elm Apartments                                          MO
         Cabarrus Arms Associates, LTD                              GA
         Hathaway Court Associates                                  KY
         Pebble Creek LDHA                                          MI


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

Date: June 3, 2003

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date: June 3, 2003

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            President


                                    By: CAMBRIDGE AND RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date: June 3, 2003
                                            By: /s/ Alan P. Hirmes
                                                ------------------
                                                Alan P. Hirmes
                                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                            Title                         Date
--------------------   ----------------------------------------    -------------


/s/ Alan P. Hirmes     President (chief executive and financial
------------------     officer) of Related Beta Corporation
Alan P. Hirmes         and Assisted Housing Associates, Inc.       June 3, 2003



/s/ Glen F. Hopps      Treasurer (chief accounting
-----------------      officer) of Related Beta Corporation
Glenn F. Hopps         and Assisted Housing Associates, Inc.       June 3, 2003


/s/ Stephen M. Ross
-------------------    Director of Related Beta Corporation        June 3, 2003
Stephen M. Ross

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 25, 2003 of the Partnership;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of March 25, 2003 (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on our most recent evaluation, to the Partnership's auditors and to the board of directors of the General
          Partners:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               June 3, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-K for the period ending March 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 3, 2003

                          INDEPENDENT AUDITORS' REPORT



To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 5, 2003 on pages 28 and 29, and based on the reports of other auditors, we have also audited supporting
Schedule I for the 2002, 2001 and 2000 Fiscal Years and Schedule III at March 25, 2003. In our opinion, and based on the reports of the other auditors (certain of which were modified due to the uncertainties of these subsidiary partnerships' abilities to continue in existence), these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. As of March 25, 2003, the Partnership has disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the remaining investment is expected to be liquidated during 2003.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money
Notes are now extended, with maturity dates through June 2003 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 28, 2003

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS

                                     ASSETS

                                                               March 25,
                                                      -------------------------
                                                          2003          2002
                                                      ------------  -----------
Cash and cash equivalents                             $    970,273  $ 2,111,766
Investment in and advances to subsidiary partnerships    4,312,170   11,964,839
Other assets                                               415,566      473,806
                                                      ------------   ----------

Total assets                                          $  5,698,009  $14,550,411
                                                      ============  ===========


                        LIABILITIES AND PARTNERS' DEFICIT

Purchase money notes payable                          $  3,635,924  $ 9,861,837
Due to general partner and affiliates                    3,439,463    3,078,766
Due to selling partners                                  9,917,404   22,909,179
Other liabilities                                                0    5,954,932
                                                      ------------  ------------

Total liabilities                                       16,992,791   41,804,714

Partners' deficit                                      (11,294,782) (27,254,303)
                                                      ------------  ------------

Total liabilities and partners' deficit               $  5,698,009  $14,550,411
                                                      ============  ===========

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME



                                                        Year Ended March 25,
                                            --------------------------------------------
                                               2003             2002            2001
                                            ------------    ------------    ------------
Revenues

Other income                                $     53,011    $     94,778    $    194,105
                                            ------------    ------------    ------------

Total revenues                                    53,011          94,778         194,105
                                            ------------    ------------    ------------

Expenses
Administrative and management                    139,595         297,794         520,432
Administrative and management-related
  parties                                      1,134,355       1,219,336       1,234,125
Financial, principally interest                1,012,395       3,787,630       8,559,575
                                            ------------    ------------    ------------

Total expenses                                 2,286,345       5,304,760      10,314,132
                                            ------------    ------------    ------------

Loss from operations                          (2,233,334)     (5,209,982)    (10,120,027)
Gain on sale of investments in subsidiary
  partnerships                                 5,690,236      15,998,925      14,076,580
Forgiveness of indebtedness income            11,962,803      21,389,335       9,542,034
Distribution income of subsidiary
  partnerships in excess of investments          139,402         845,503         120,047
Equity in income of subsidiary
  partnerships (*)                             1,924,909       1,189,720       1,564,867
                                            ------------    ------------    ------------

Net income                                  $ 17,484,016    $ 34,213,501    $ 15,183,501
                                            ============    ============    ============


(*) Includes  suspended  prior year losses in excess of investment in accordance
with  equity  method  of  accounting  amounting  to  $1,119,403,   $445,165  and
$12,005,114 for the years ended March 25, 2003, 2002 and 2001.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents


                                                              Year Ended March 25,
                                                 --------------------------------------------
                                                     2003            2002            2001
                                                 ------------    ------------    ------------
Cash flows from operating activities:
Net income                                       $ 17,484,016    $ 34,213,501    $ 15,183,501
                                                 ------------    ------------    ------------

Adjustments to reconcile net income
  to net cash used in operating activities:
Gain on sale of investments in subsidiary
  partnerships                                     (5,690,236)    (15,998,925)    (14,076,580)
Forgiveness of indebtedness income                (11,962,803)    (21,389,335)     (9,542,034)
Equity in income of subsidiary partnerships        (1,924,909)     (1,189,720)     (1,564,867)
Distribution income of subsidiary partnerships
  in excess of investments                           (139,402)       (845,503)       (120,047)
(Increase) decrease in other assets                    58,240          19,709        (390,293)

Increase (decrease) in liabilities:
Due to general partners and affiliates                360,697         696,027         226,542
Due to selling partners                             1,012,395       3,787,630       8,559,575
Payments to selling partners                       (2,966,329)       (115,683)     (3,462,448)
Other liabilities                                    (142,948)         21,729         (48,026)
                                                 ------------    ------------    ------------

Total adjustments                                 (21,395,295)    (35,014,071)    (20,418,178)
                                                 ------------    ------------    ------------

Net cash used in operating activities              (3,911,279)       (800,570)     (5,234,677)
                                                 ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of investments in
  subsidiary partnerships                              31,959         165,465         553,995
Distributions from subsidiaries                    10,071,782       4,451,612       6,550,351
                                                 ------------    ------------    ------------

Net cash provided by investing activities          10,103,741       4,617,077       7,104,346
                                                 ------------    ------------    ------------

Cash flows from financing activities:
Principal payments of purchase money
  notes payable                                    (5,809,460)     (3,776,208)     (2,266,919)
Increase in purchase money notes payable                    0               0           5,208
Distributions to partners                          (1,524,495)     (1,402,536)              0
                                                 ------------    ------------    ------------
Net cash used in financing activities              (7,333,955)     (5,178,744)     (2,261,711)
                                                 ------------    ------------    ------------

Net decrease in cash and cash equivalents          (1,141,493)     (1,362,237)       (392,042)

Cash and cash equivalents, beginning of year        2,111,766       3,474,003       3,866,045
                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year           $    970,273    $  2,111,766    $  3,474,003
                                                 ============    ============    ============


      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2003

                                                                                             Cost (a)
                                                             Initial Cost to Partnership    Capitalized
                                                             ---------------------------   Subsequent to
                                                                           Bulidings and    Acquisition:
Subsidiary Partnership Residential Property   Encumbrances      Land       Improvements    Improvements
-------------------------------------------   ------------   -----------   -------------   -------------
(10)Pebble Creek                              $  3,596,848   $   266,942   $   4,968,283    $  1,514,777
(1) Knollwood I (e)                                      0       311,807       5,924,337      (6,236,144)
(1) Knollwood II (e)                                     0       310,663       5,902,600      (6,213,263)
(1) Knollwood III (e)                                    0       310,257       5,899,971      (6,210,228)
(1) Knollwood IV (e)                                     0       210,423       3,998,047      (4,208,470)
(1) Parklane II (e)                                      0       228,684       4,344,999      (4,573,683)
(6) Northwoods III (n)                                   0       183,789       3,492,002      (3,675,791)
(1) Northpointe I (Shelton Beach) (p)                    0       156,968       2,982,380      (3,139,348)
(1) Cedarbay (l)                                         0       184,523       3,505,947      (3,690,470)
(1) Northpointe II (p)                                   0       118,651       2,254,361      (2,373,012)
(9) Rockdale West (i)                                    0       610,192       8,240,035      (8,850,227)
(9) Buttonwood Acres (f)                                 0       382,930       4,392,292      (4,775,222)
(9) Solemar I (m)                                        0       567,644       7,359,738      (7,927,382)
(2) West Scenic (l)                                      0       201,556       3,893,464      (4,095,020)
(2) Greenwood Manor (o)                                  0        84,416       1,603,982      (1,688,398)
(2) Henslee Heights (o)                                  0       107,068       2,035,034      (2,142,102)
(2) Hereford Manor (o)                                   0        70,391       1,319,817      (1,390,208)
(2) Oakwood Manor (n)                                    0       295,312       5,627,044      (5,922,356)
(2) Robindale East (n)                                   0       121,808       2,314,340      (2,436,148)
(12)Valley Arms (j)                                      0       257,254       2,648,264      (2,905,518)
(2) Malvern Manor (o)                                    0        73,494       1,396,388      (1,469,882)
(2) Southwest (o)                                        0        68,995       1,310,896      (1,379,891)
(3) Lancaster Manor Associates (h)                       0       392,991       7,476,427      (7,869,418)
(16)Caroline Apartments (m)                              0       122,239       1,804,976      (1,927,215)
(1) Florence Apartments (m)                              0       135,644       2,533,694      (2,669,338)
(1) Saraland Apartments (g)(q)                           0        79,104       1,487,507      (1,566,611)
(1) Bonnie Doone (m)                                     0        89,034       1,649,278      (1,738,312)
(13)Pinewood Village (Conifer 317) (p)                   0       110,658       1,229,121      (1,339,779)
(17)Conifer Village (Conifer 208)(l)                     0        83,189       1,569,170      (1,652,359)
(13)Fircrest Manor (Conifer 307)(j)                      0       133,179       1,479,049      (1,612,228)
(4) Westminster Manor (f)                                0       457,575       8,662,800      (9,120,375)
(4) Northgate Townhouse (f)                              0       336,820       6,280,710      (6,617,530)
(15)Pecan Park I (i)                                     0       193,864       3,682,091      (3,875,955)
(15)Pecan Park II (i)                                    0       187,760       3,481,597      (3,669,357)
(15)Bicentennial Square (d)                              0     1,147,629       6,576,179      (7,723,808)
(15)Bellfort Arms (j)                                    0     1,130,077       6,996,265      (8,126,342)
(8) Hathaway Court                               2,706,335       217,960       4,157,713         324,354
(5) Lexington Village (p)                                0       133,830       2,580,297      (2,714,127)
(5) Ware Manor (n)                                       0       108,955       2,079,603      (2,188,558)
(14)Summer Arms (q)                                      0       123,135       2,381,092      (2,504,227)
(12)Cabarrus Arms                                1,139,777       102,987       1,850,151         256,043
(1) Sundown Apts. (Cloister)(l)                          0       357,930       5,134,467      (5,492,397)
(5) Tall Pines (n)                                       0       166,974       2,657,152      (2,824,126)
(1) Nottingham Woods (n)                                 0       185,145       3,556,877      (3,742,022)
(7) Seymour O'Brien Manor (n)                            0        77,893       1,483,726      (1,561,619)
(7) Washington Highlands (n)                             0        79,571       1,508,983      (1,588,554)



                                              Gross Amount at which Carried At Close of Period
                                              -------------------------------------------------
                                                            Bulidings and                   Accumulated
Subsidiary Partnership Residential Property      Land       Improvements       Total        Depreciation
-------------------------------------------   -----------   -------------   ------------    ------------
(10)Pebble Creek                              $   266,942   $   6,483,060   $  6,750,002    $ (3,271,757)
(1) Knollwood I (e)                                     0               0              0               0
(1) Knollwood II (e)                                    0               0              0               0
(1) Knollwood III (e)                                   0               0              0               0
(1) Knollwood IV (e)                                    0               0              0               0
(1) Parklane II (e)                                     0               0              0               0
(6) Northwoods III (n)                                  0               0              0               0
(1) Northpointe I (Shelton Beach) (p)                   0               0              0               0
(1) Cedarbay (l)                                        0               0              0               0
(1) Northpointe II (p)                                  0               0              0               0
(9) Rockdale West (i)                                   0               0              0               0
(9) Buttonwood Acres (f)                                0               0              0               0
(9) Solemar I (m)                                       0               0              0               0
(2) West Scenic (l)                                     0               0              0               0
(2) Greenwood Manor (o)                                 0               0              0               0
(2) Henslee Heights (o)                                 0               0              0               0
(2) Hereford Manor (o)                                  0               0              0               0
(2) Oakwood Manor (n)                                   0               0              0               0
(2) Robindale East (n)                                  0               0              0               0
(12)Valley Arms (j)                                     0               0              0               0
(2) Malvern Manor (o)                                   0               0              0               0
(2) Southwest (o)                                       0               0              0               0
(3) Lancaster Manor Associates (h)                      0               0              0               0
(16)Caroline Apartments (m)                             0               0              0               0
(1) Florence Apartments (m)                             0               0              0               0
(1) Saraland Apartments (g)(q)                          0               0              0               0
(1) Bonnie Doone (m)                                    0               0              0               0
(13)Pinewood Village (Conifer 317) (p)                  0               0              0               0
(17)Conifer Village (Conifer 208)(l)                    0               0              0               0
(13)Fircrest Manor (Conifer 307)(j)                     0               0              0               0
(4) Westminster Manor (f)                               0               0              0               0
(4) Northgate Townhouse (f)                             0               0              0               0
(15)Pecan Park I (i)                                    0               0              0               0
(15)Pecan Park II (i)                                   0               0              0               0
(15)Bicentennial Square (d)                             0               0              0               0
(15)Bellfort Arms (j)                                   0               0              0               0
(8) Hathaway Court                                217,960       4,482,067      4,700,027      (3,915,592)
(5) Lexington Village (p)                               0               0              0               0
(5) Ware Manor (n)                                      0               0              0               0
(14)Summer Arms (q)                                     0               0              0               0
(12)Cabarrus Arms                                 102,987       2,106,194      2,209,181      (1,809,475)
(1) Sundown Apts. (Cloister)(l)                         0               0              0               0
(5) Tall Pines (n)                                      0               0              0               0
(1) Nottingham Woods (n)                                0               0              0               0
(7) Seymour O'Brien Manor (n)                           0               0              0               0
(7) Washington Highlands (n)                            0               0              0               0


                                                                          Life on which
                                                                         Depreciation in
                                                                          Latest Income
                                               Date of         Date        Statment is
Subsidiary Partnership Residential Property   onstruction    Acquired    Computed(b)(c)
-------------------------------------------   -----------   ----------   ---------------

(10)Pebble Creek                                 (c)         Nov. 1984      5 - 27.5
(1) Knollwood I (e)                              (c)        Sept. 1984      30
(1) Knollwood II (e)                             (c)        Sept. 1984      30
(1) Knollwood III (e)                            (c)        Sept. 1984      30
(1) Knollwood IV (e)                             (c)        Sept. 1984      30
(1) Parklane II (e)                              (c)        Sept. 1984      30
(6) Northwoods III (n)                           (c)         Oct. 1984      15 - 30
(1) Northpointe I (Shelton Beach) (p)            (c)         Nov. 1984      15 - 30
(1) Cedarbay (l)                                 (c)        Sept. 1984      15 - 30
(1) Northpointe II (p)                           (c)         Nov. 1984      15 - 30
(9) Rockdale West (i)                            (c)         Oct. 1984      15-27
(9) Buttonwood Acres (f)                         (c)         Oct. 1984      20
(9) Solemar I (m)                                (c)         Oct. 1984      15-27
(2) West Scenic (l)                              (c)         Dec. 1984      10 - 30
(2) Greenwood Manor (o)                          (c)         Dec. 1984      30
(2) Henslee Heights (o)                          (c)         Dec. 1984      35
(2) Hereford Manor (o)                           (c)         Dec. 1984      35
(2) Oakwood Manor (n)                            (c)         Dec. 1984      5 - 30
(2) Robindale East (n)                           (c)         Dec. 1984      10 - 30
(12)Valley Arms (j)                              (c)         Dec. 1984      35
(2) Malvern Manor (o)                            (c)         Dec. 1984      35
(2) Southwest (o)                                (c)         Dec. 1984      30
(3) Lancaster Manor Associates (h)               (c)         Dec. 1984      30
(16)Caroline Apartments (m)                      (c)         Nov. 1984      28
(1) Florence Apartments (m)                      (c)         Oct. 1984      15 - 30
(1) Saraland Apartments (g)(q)                   (c)         Oct. 1984      5 - 30
(1) Bonnie Doone (m)                             (c)         Nov. 1984      27.5 - 30
(13)Pinewood Village (Conifer 317) (p)           (c)         Nov. 1984      15 - 30
(17)Conifer Village (Conifer 208)(l)             (c)         Nov. 1984      19 - 30
(13)Fircrest Manor (Conifer 307)(j)              (c)         Nov. 1984      20 - 30
(4) Westminster Manor (f)                        (c)         Oct. 1984      30
(4) Northgate Townhouse (f)                      (c)         Oct. 1984      30
(15)Pecan Park I (i)                             (c)         Dec. 1984      30
(15)Pecan Park II (i)                            (c)         Dec. 1984      18 - 30
(15)Bicentennial Square (d)                      (c)         Dec. 1984      30 - 40
(15)Bellfort Arms (j)                            (c)         Nov. 1984      30
(8) Hathaway Court                               (c)         Nov. 1984      20
(5) Lexington Village (p)                        (c)         Nov. 1984      15 - 27.5
(5) Ware Manor (n)                               (c)         Nov. 1984      15 - 27.5
(14)Summer Arms (q)                              (c)         Nov. 1984      20
(12)Cabarrus Arms                                (c)         Nov. 1984      7 - 20
(1) Sundown Apts. (Cloister)(l)                  (c)         Nov. 1984      10 - 20
(5) Tall Pines (n)                               (c)         Nov. 1984      20 - 27.5
(1) Nottingham Woods (n)                         (c)         Nov. 1984      10 - 20
(7) Seymour O'Brien Manor (n)                    (c)         Oct. 1984      5 - 27.5
(7) Washington Highlands (n)                     (c)         Oct. 1984      5 - 27.5

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2003
                                   (continued)


                                                                                             Cost (a)
                                                             Initial Cost to Partnership    Capitalized
                                                             ---------------------------   Subsequent to
                                                                           Bulidings and    Acquisition:
Subsidiary Partnership Residential Property   Encumbrances      Land       Improvements    Improvements
-------------------------------------------   ------------   -----------   -------------   -------------
(7) Vincennes Niblack ("Autumn Ridge
    Apartments) (n)                                      0       184,718       3,502,697      (3,687,415)
(11)Nu Elm                                       1,252,818       100,552       1,913,293         412,812
(3) Casa Ramon (l)                                       0       121,197       2,318,916      (2,440,113)
(10)Hackley Village (o)                                  0        80,562       1,530,639      (1,611,201)
(10)Huntley Associates I (p)                             0       125,087       2,376,634      (2,501,721)
(10)Huntley Associates II (p)                            0        98,140       1,864,671      (1,962,811)
(1) Decatur (m)                                          0       135,554       2,531,304      (2,666,858)
(1) Dickens Ferry (m)                                    0       108,914       2,058,001      (2,166,915)
(15) University Gardens (o)                              0       127,004       2,288,254      (2,415,258)
(15)Southside Villages (o)                               0       135,624       2,508,705      (2,644,329)
(10)Carlton Terrace (k)                                  0       755,304       8,627,605      (9,382,909)
(10)Apollo Villa (k)                                     0       229,304       2,903,658      (3,132,962)
(10)Apollo Villa II (k)                                  0       577,304       7,260,975      (7,838,279)
(10)Cranbrook Manor (k)                                  0       261,948       3,510,485      (3,772,433)
(10)Oakbrook Villa (j)                                   0       411,597       9,143,169      (9,554,766)
                                              ------------   -----------       ---------   -------------
                                              $  8,695,778   $14,730,719   $ 222,052,152   $(220,697,004)
                                              ============   ===========   =============   =============


                                              Gross Amount at which Carried At Close of Period
                                              -------------------------------------------------
                                                            Bulidings and                   Accumulated
Subsidiary Partnership Residential Property      Land       Improvements       Total        Depreciation
-------------------------------------------   -----------   -------------   ------------    ------------
(7) Vincennes Niblack ("Autumn Ridge
    Apartments) (n)                                     0               0              0               0
(11)Nu Elm                                        100,552       2,326,105      2,426,657      (1,145,403)
(3) Casa Ramon (l)                                      0               0              0               0
(10)Hackley Village (o)                                 0               0              0               0
(10)Huntley Associates I (p)                            0               0              0               0
(10)Huntley Associates II (p)                           0               0              0               0
(1) Decatur (m)                                         0               0              0               0
(1) Dickens Ferry (m)                                   0               0              0               0
(15) University Gardens (o)                             0               0              0               0
(15)Southside Villages (o)                              0               0              0               0
(10)Carlton Terrace (k)                                 0               0              0               0
(10)Apollo Villa (k)                                    0               0              0               0
(10)Apollo Villa II (k)                                 0               0              0               0
(10)Cranbrook Manor (k)                                 0               0              0               0
(10)Oakbrook Villa (j)                                  0               0              0               0
                                              -----------   -------------   ------------    ------------
                                              $   688,441   $  15,397,426   $16,085,867     $(10,142,227)
                                              ===========   =============   ============    ============


                                                                           Life on which
                                                                          Depreciation in
                                                                           Latest Income
                                                Date of         Date        Statment is
Subsidiary Partnership Residential Property   Construction    Acquired    Computed(b)(c)
-------------------------------------------   ------------   ----------   ---------------
(7) Vincennes Niblack ("Autumn Ridge
    Apartments) (n)                               (c)         Oct. 1984      5 - 27.5
(11)Nu Elm                                        (c)         Oct. 1984      5 - 27.5
(3) Casa Ramon (l)                                (c)         Oct. 1984      5 - 27.5
(10)Hackley Village (o)                           (c)         Oct. 1984      5 - 27.5
(10)Huntley Associates I (p)                      (c)         Oct. 1984      5 - 27.5
(10)Huntley Associates II (p)                     (c)         Oct. 1984      5 - 27.5
(1) Decatur (m)                                   (c)         Oct. 1984      15 - 40
(1) Dickens Ferry (m)                             (c)         Nov. 1984      15 - 40
(15) University Gardens (o)                       (c)         Nov. 1984      25
(15)Southside Villages (o)                        (c)         Nov. 1984      25
(10)Carlton Terrace (k)                           (c)         Dec. 1984      25
(10)Apollo Villa (k)                              (c)         Dec. 1984      25
(10)Apollo Villa II (k)                           (c)         Dec. 1984      25
(10)Cranbrook Manor (k)                           (c)         Dec. 1984      5 - 40
(10)Oakbrook Villa (j)                            (c)         Dec. 1984      5 - 40


(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(k) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2001.
(m) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2001.
(n) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2002.
(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2002.
(p) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2003.
(q) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2003.

Geographic Locations:  (1) Alabama, (2) Arkansas, (3) California,  (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                            Cost of Property and Equipment                      Accumulatd Depreciation
                                 -----------------------------------------------    -----------------------------------------------
                                                                        Year Ended March 25,
                                 --------------------------------------------------------------------------------------------------
                                      2003             2002             2001             2003             2002             2001
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at beginning of period   $  40,984,916    $  85,344,137    $ 133,535,911    $  23,965,637    $  46,362,176    $  67,270,922
Additions during period:
Improvements                           164,274          459,572        1,572,337
Depreciation expense                                                                      779,088        1,364,076        3,212,290
Deductions during period:
Dispositions                       (25,063,323)     (44,818,793)     (49,764,111)     (14,602,498)     (23,760,615)     (24,121,036)
                                 -------------    -------------    -------------    -------------    -------------    -------------
Balance at close of period       $  16,085,867    $  40,984,916    $  85,344,137    $  10,142,227    $  23,965,637    $  46,362,176
                                 =============    =============    =============    =============    =============    =============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2003
                                   (continued)


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