Form 10-Q
period 2003-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2003-07-22
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2003

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


                         Commission File Number 0-13782


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                         ------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                              13-3228969
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                10022
----------------------------------------                          --------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  ------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
   -----  -----

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 ============      ============
                                                   June 25,          March 25,
                                                     2003              2003
                                                 ------------      ------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,325,428 and $3,271,756,
  respectively                                   $  3,424,574      $  3,478,246
Property and equipment -
  held for sale - less accumulated
  depreciation of $6,870,471 and
  $6,870,471, respectively                          2,465,394         2,465,394
Cash and cash equivalents                           1,134,848         1,224,252
Cash - restricted for tenants'
  security deposits                                   128,207           127,214
Mortgage escrow deposits                            2,890,699         2,754,151
Prepaid expenses and other assets                     467,519           534,117
                                                 ------------      ------------

  Total assets                                   $ 10,511,241      $ 10,583,374
                                                 ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                   June 25,          March 25,
                                                     2003              2003
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $  4,984,794      $  5,059,854
  Purchase Money Notes payable
   (Note 2)                                         3,635,924         3,635,924
  Due to selling partners (Note 2)                 10,083,497         9,917,404
  Accounts payable, accrued
   expenses and other liabilities                     194,312           153,890
  Tenants' security deposits payable                  122,110           119,183
  Due to general partners of
   subsidiaries and their affiliates                   22,391            22,391
  Due to general partners and
   affiliates                                       3,699,573         3,511,595
                                                 ------------      ------------

Total liabilities                                  22,742,601        22,420,241
                                                 ------------      ------------

Minority interest                                      61,192            59,888
                                                 ------------      ------------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                (11,632,102)      (11,240,263)
  General partners                                   (660,450)         (656,492)
                                                 ------------      ------------

Total partners' deficit                           (12,292,552)      (11,896,755)
                                                 ------------      ------------

Total liabilities and partners' deficit          $ 10,511,241      $ 10,583,374
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  ==============================
                                                        Three Months Ended
                                                             June 25,
                                                  ------------------------------
                                                     2003               2002
                                                  ------------------------------
Revenues:
Rentals, net                                      $   697,161       $ 1,556,843
Other                                                  57,416           163,491
Gain on sale of properties
  (Note 4)                                                  0           262,373
                                                  -----------       -----------
Total revenues                                        754,577         1,982,707
                                                  -----------       -----------

Expenses

Administrative and management                         166,279           339,622
Administrative and management-
related parties  (Note 3)                             338,182           376,451
Operating                                             156,215           354,203
Repairs and maintenance                               151,229           324,355
Taxes and insurance                                   114,602           239,802
Interest                                              168,891           415,661
Depreciation                                           53,672           128,546
                                                  -----------       -----------
Total expenses                                      1,149,070         2,178,640
                                                  -----------       -----------

Net loss before minority interest                    (394,493)         (195,933)
Minority interest in (income) loss
  of subsidiaries                                      (1,304)           64,728
                                                  -----------       -----------
Loss before extra-ordinary item                      (395,797)         (131,205)
Extraordinary item-forgiveness of
  indebtedness income  (Note 4)                             0         5,683,676
                                                  -----------       -----------
Net (loss) income                                 $  (395,797)      $ 5,552,471
                                                  ===========       ===========

Limited Partners Share:
Loss before extraordinary item                    $  (391,839)      $  (129,893)
Extraordinary item                                          0         5,626,839
                                                  -----------       -----------

Net (loss) income                                 $  (391,839)      $ 5,496,946
                                                  ===========       ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                                  ==============================
                                                        Three Months Ended
                                                             June 25,
                                                  ------------------------------
                                                     2003               2002
                                                  ------------------------------
Number of units outstanding                            12,074            12,074
                                                  ===========       ===========

Loss before extraordinary item
  per limited partner unit                        $       (32)      $       (11)
Extraordinary item per limited
  partner unit                                              0               466
                                                  -----------       -----------
Net (loss) income per limited
  partner unit                                    $       (32)      $       455
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' DEFICIT
                                   (Unaudited)

                             ==================================================
                                                  Limited            General
                                Total             Partners           Partners
                             --------------------------------------------------
Balance -
  March 26, 2003             $(11,896,755)      $(11,240,263)      $   (656,492)

Net loss                         (395,797)          (391,839)            (3,958)
                             ------------       ------------       ------------

Balance -
  June 25, 2003              $(12,292,552)      $(11,632,102)      $   (660,450)
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

                                                  ==============================
                                                        Three Months Ended
                                                             June 25,
                                                  ------------------------------
                                                     2003               2002
                                                  ------------------------------
Cash flows from operating activities:
Net (loss) income                                 $   (395,797)    $  5,552,471
                                                  ------------     ------------
Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
Gain on sale of properties (Note 4)                          0         (262,373)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                               0       (5,683,676)
Depreciation                                            53,672          128,546
Minority interest in income (loss) of
  subsidiaries                                           1,304          (64,728)
Increase in cash-restricted for tenants'
  security deposits                                       (993)         (17,261)
(Increase) decrease in mortgage
  escrow deposits                                      (69,243)         110,963
Decrease (Increase) in prepaid
  expenses and other assets                             66,598         (151,009)
Increase in due to selling partners                    166,093          364,044
Payments of interest to selling
  partners                                                   0          (25,471)
Increase in accounts payable, accrued
  expenses and other liabilities                        40,422        2,145,375
Increase (decrease) in tenants' security
  deposits payable                                       2,927              (16)
Increase (decrease) in due to general
  partners and their affiliates                        187,978          (65,601)
                                                  ------------     ------------
Total adjustments                                      448,758       (3,521,207)
                                                  ------------     ------------
Net cash provided by operating
  activities                                            52,961        2,031,264
                                                  ------------     ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==============================
                                                        Three Months Ended
                                                             June 25,
                                                  ------------------------------
                                                     2003               2002
                                                  ------------------------------
Cash flows from investing activities:
Proceeds from sale of properties                             0        2,945,677
Acquisitions of property and
  equipment                                                  0           (6,273)
Increase in mortgage escrow deposits                   (67,305)        (422,977)
                                                  ------------     ------------

Net cash (used in) provided by
  investing activities                                 (67,305)       2,516,427
                                                  ------------     ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                        (75,060)      (2,246,209)
Principal payments of purchase
  money notes payable                                        0       (1,924,613)
Decrease in capitalization of
  minority interest                                          0             (395)
                                                  ------------     ------------

Net cash used in financing activities                  (75,060)      (4,171,217)
                                                  ------------     ------------

Net (decrease) increase in cash
  and cash equivalents                                 (89,404)         376,474
Cash and cash equivalents -
  beginning of period                                1,224,252        4,967,577
                                                  ------------     ------------
Cash and cash equivalents -
  end of period                                   $  1,134,848     $  5,344,051
                                                  ============     ============

Supplemental disclosures of noncash
  activities:
Decrease in property and equipment,
  net of accumulated depreciation                 $          0     $     (2,735)
Increase in deferred revenue on sale
  of properties reclassified from
  purchase money notes payable
  and due to selling partners                                0       11,245,818
Decrease in Purchase Money Notes
  payable                                                    0        2,423,626
Decrease in due to selling partners                          0        8,824,927

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==============================
                                                        Three Months Ended
                                                             June 25,
                                                  ------------------------------
                                                     2003               2002
                                                  ------------------------------
Forgiveness of indebtedness income
  (Note 4):
Increase in deferred revenue from sale
  of property                                                0        5,683,676

Summarized below are the components
  of the gain on sale of property:
Decrease in property and equipment,
  and property and equipment-held
  for sale                                                   0        2,094,557
Decrease in cash - restricted for tenants'
  security deposits                                          0           22,422
Decrease in mortgage escrow deposits                         0          397,974
Decrease in prepaid expenses and other
  assets                                                     0           67,697
Decrease in due to selling partners                          0          (48,245)
Increase in accounts payable,
  accrued expenses and other liabilities                     0          258,976
Decrease in tenant's security deposits
  payable                                                    0          (20,728)
Decrease in due to general partners and
  affiliates                                                 0          (87,700)
Decrease in due to general partners
  of subsidiaries and their affiliates                       0           (1,649)


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2003 and 2002 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and four and fourteen subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $5,000 for the three months ended June 25, 2003 and 2002, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2003. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2003 and the results of operations and cash flows for the three months ended June 25, 2003 and 2002, respectively. However, the operating results for the three months ended June 25, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2003 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 was recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Through August 31, 1989, $4,336,417 of interest was accrued. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase Money Notes aggregated approximately $3,589,000 as of June 25, 2003 and March 25, 2003, respectively. As of June 25, 2003 four Subsidiary Partnership's

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

Purchase Money Notes remained outstanding. Subsequently, on June 30, 2003 two of the remaining four notes totaling approximately $1,602,000 were forgiven.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $10,083,000 and $9,917,000 as of June 25, 2003 and March 25, 2003, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years (four years with respect to three subsidiary partnerships and seven years with respect to three subsidiary partnerships). In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $47,367 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. The Purchase Money Notes with seven-year extensions have all been sold. Additionally, an oral agreement was reached in November 2002 that extended the maturity dates of the remaining

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

Purchase Money Notes through December 2003. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0 and $3,046,000 were made to the Partnership for the three months ended June 25, 2003 and 2002, respectively, of which approximately $0 and $2,173,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 2003 and 2002 were as follows:

                                                           Three Months Ended
                                                                June 25,
                                                        ------------------------
                                                          2003            2002
                                                        ------------------------
Partnership management fees (a)                         $285,500        $267,000
Expense reimbursement (b)                                 26,228          28,621
Local administrative fee (c)                               2,500          10,000
                                                        --------        --------
Total general and administrative-
  General Partners                                       314,228         305,621
                                                        --------        --------

Property management fees incurred
  to affiliates of the subsidiary
  partnerships' general partners                          23,954          70,830
                                                        --------        --------

Total general and administrative-
  related parties                                       $338,182        $376,451
                                                        ========        ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $3,410,000 and $3,249,000 were accrued and unpaid as of June 25, 2003 and March 25, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Another affiliate of the General Partners performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

partnerships' performance. Expense reimbursements and asset monitoring fees owed to the General Partners amounting to approximately $64,000 and $38,000 were accrued and unpaid as of June 25, 2003 and March 25, 2003, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of June 25, 2003, the Partnership has disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during 2003. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

Information Regarding Dispositions
----------------------------------

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

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000,

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2003
                                   (Unaudited)

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $806,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income. During the year ended March 25, 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in net forgiveness of indebtedness income of approximately $2,779,000.

Note 5 - Subsequent Events

On June 30, 2003 the Partnership's Limited Partnership Interest in Cabarras Arms Associates ("Cabarras") was sold to the Purchase Money Note Holder for $30,000, resulting in a loss in the amount of approximately $74,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,415,000, resulting in gain on sale of property of such amount.

On June 30, 2003, the Partnership's Limited Partnership Interest in Hathaway Court Associates ("Hathaway") was sold to the Purchase Money Note Holder for $60,000, resulting in a gain in the amount of approximately $579,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $4,035,000, resulting in gain on sale of property of such amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,626,000 and $3,439,000, were accrued and unpaid as of June 25, 2003 and March 25, 2003, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $0 and $3,046,000 were made to the Partnership for the three months ended June 25, 2003 and 2002, respectively, of which approximately $0 and $2,173,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the three months ended June 25, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $89,000. This decrease was due to principal payment of mortgage notes payable ($75,000) and an increase in mortgage escrow deposits relating to investing activities ($67,000) which exceeded cash provided by operating activities
($53,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation ($54,000).

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 4 and Note 5 to the financial statements.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit any significant distributions to investors after payment of all or a portion of the Purchase Money Notes. Therefore, investors should not expect that they will receive distributions sufficient to pay taxes incurred as a result of such sales.

Management is not aware of any trends or events, commitments or uncertainties which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has four properties remaining and therefore the Partnership may not be protected against a general downturn in the national economy.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 25, 2003.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not identified any variable interest entities that were created after January 31, 2003 and is currently evaluating the impact of the provisions of FIN 46 on its consolidated financial statements.

Results of Operations
---------------------

During the three months ended June 25, 2003 and the year ended March 25, 2003, Nottingham Woods, Robindale East, Northpointe I, Northpointe II, Huntley #1, Huntley #2 Lexington and Conifer 317 (Pinewood) sold their properties and the related assets and liabilities and the Partnership sold or transferred its Local Partnership Interest in Saraland and Summer Arms (collectively the "Sold Assets").

Rental income decreased approximately 55% for the three months ended June 25, 2003 as compared to 2002. Excluding the Sold Assets, rental income increased approximately 3% for the three months ended June 25, 2003 as compared to 2002, primarily due to rental rate increases.

Other income decreased approximately $106,000 for the three months ended June 25, 2003, as compared to 2002. Excluding the Sold Assets, other income decreased approximately $12,000 for the three months ended June 25, 2003 as compared to

2002 primarily due smaller cash and cash equivalents balances earning interest at the Local Partnerships and at the Partnership level.

Administrative and management decreased approximately $173,000 for the three months ended June 25, 2003 as compared to 2002. Excluding the Sold Assets, administrative and management increased approximately $39,000 primarily due to an underaccrual of audit fees in 2002 at the Partnership level.

Operating decreased approximately $198,000 for the three months ended June 25, 2003 as compared to 2002. Excluding the Sold Assets, operating increased approximately $25,000 primarily due to increases in heating costs at the Local Partnerships.

Repairs and maintenance decreased approximately $173,000 for the three months ended June 25, 2003 as compared to 2002. Excluding the Sold Assets, repairs and maintenance decreased approximately $24,000 primarily due to repairs relating to a fire in 2002 at one Local Partnership and decreases in repairs related to tenant turnovers at a second Local Partnership.

Taxes and insurance decreased approximately $125,000 for the three months ended June 25, 2003, as compared to 2002. Excluding the Sold Assets, taxes and insurance increased approximately $25,000 primarily due to an increase in liability insurance premiums at the remaining Local Partnerships.

Administrative and management-related parties, interest and depreciation decreased approximately $38,000, $247,000 and $75,000, respectively, for the three months ended June 25, 2003 as compared to 2002, primarily due to decreases relating to the Sold Assets. Cabarrus, Nu-Elm and Hathaway are not being depreciated during the period ended June 25, 2003, because they are classified as assets held for sale.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation and Assisted Housing, Inc., each of which is a general partner of Cambridge Advantaged Properties Limited Partnership (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures relating to the

Partnership's quarterly report on Form 10-Q for the period ending June 25, 2003, as filed with Securities and Exchange Commission and has judged such controls and procedures to be effective as of June 25, 2003 (the "Evaluation Date").

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

Date:  July 22, 2003

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and financial officer)

Date:  July 22, 2003

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)


                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  July 22, 2003

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and financial officer)

Date:  July 22, 2003

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

Date:  July 22, 2003

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President
                                      (principal executive and financial
                                      officer)

Date:  July 22, 2003

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (principal accounting officer)

                                  CERTIFICATION


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 25, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for the Partnership and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) evaluated the effectiveness of the Partnership's disclosure controls and procedures as of June 25, 2003 (the "Evaluation Date"); and

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




                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes
                                  Chief Executive Officer and
                                  Chief Financial Officer
                                  July 22, 2003

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending June 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     July 22, 2003