Form 10-Q
period 2003-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2003-10-15
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 2003

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

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes     No  X
    ---    ---

                         PART I - Financial Information

Item 1. Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 ============      ============
                                                 September 25,       March 25,
                                                     2003              2003
                                                 ------------      ------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,379,017 and $3,271,756,
  respectively                                   $  3,370,900      $  3,478,246
Property and equipment -
  held for sale - less accumulated
  depreciation of $1,145,403 and
  $6,870,471, respectively                          1,281,256         2,465,394
Cash and cash equivalents                           1,063,342         1,224,252
Cash - restricted for tenants'
  security deposits                                    91,072           127,214
Mortgage escrow deposits                            2,261,738         2,754,151
Prepaid expenses and other assets                     428,717           534,117
                                                 ------------      ------------

  Total assets                                   $  8,497,025      $ 10,583,374
                                                 ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                 September 25,       March 25,
                                                     2003              2003
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $  2,753,655      $  5,059,854
  Purchase Money Notes payable
   (Note 2)                                         2,009,344         3,635,924
  Due to selling partners (Note 2)                  5,349,822         9,917,404
  Accounts payable, accrued
   expenses and other liabilities                      89,804           153,890
  Tenants' security deposits payable                   83,554           119,183
  Due to general partners of
   subsidiaries and their affiliates                   22,391            22,391
  Due to general partners and
   affiliates                                       3,885,395         3,511,595
                                                 ------------      ------------

Total liabilities                                  14,193,965        22,420,241
                                                 ------------      ------------

Minority interest                                     (91,311)           59,888
                                                 ------------      ------------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                 (5,012,048)      (11,240,263)
  General partners                                   (593,581)         (656,492)
                                                 ------------      ------------

Total partners' deficit                            (5,605,629)      (11,896,755)
                                                 ------------      ------------

Total liabilities and partners' deficit          $  8,497,025      $ 10,583,374
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         ===========================    ===========================
                             Three Months Ended               Six Months Ended
                                 September 25,                  September 25,
                         ---------------------------    ---------------------------
                             2003           2002            2003           2002
                         ---------------------------    ---------------------------
Revenues:
Rentals, net             $    723,289   $  1,187,916    $  1,420,450   $  2,744,759
Other                          50,831         76,325         108,247        239,816
Gain on sale
  of properties
  (Note 4)                  6,903,614      1,960,003       6,903,614      2,222,376
                         ------------   ------------    ------------   ------------
Total revenues              7,677,734      3,224,244       8,432,311      5,206,951
                         ------------   ------------    ------------   ------------

Expenses
Administrative
  and management              241,294        306,180         407,573        645,802
Administrative
  and management-
  related parties
  (Note 3)                    338,139        354,014         676,321        730,465
Operating                     113,356        193,797         269,571        548,000
Repairs and
  maintenance                 157,631        224,929         308,860        549,284
Taxes and insur-
  ance                        132,198        332,381         246,800        572,183
Interest                       80,948        331,554         249,839        747,215
Depreciation                   53,672        121,295         107,344        249,841
                         ------------   ------------    ------------   ------------
Total expenses              1,117,238      1,864,150       2,266,308      4,042,790
                         ------------   ------------    ------------   ------------

Net income before
  minority interest         6,560,496      1,360,094       6,166,003      1,164,161
Minority interest
  in loss (income) of
  subsidiaries                126,427       (145,658)        125,123        (80,930)
                         ------------   ------------    ------------   ------------
Income before
  extra-ordinary item       6,686,923      1,214,436       6,291,126      1,083,231
Extraordinary
  item-forgiveness
  of indebtedness
  income (Note 4)                   0     11,104,825               0     16,788,501
                         ------------   ------------    ------------   ------------

Net income               $  6,686,923   $ 12,319,261    $  6,291,126   $ 17,871,732
                         ============   ============    ============   ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                         ===========================    ===========================
                             Three Months Ended               Six Months Ended
                                 September 25,                  September 25,
                         ---------------------------    ---------------------------
                             2003           2002            2003           2002
                         ---------------------------    ---------------------------
Limited Partners
  Share:
Income before
  extraordinary item     $  6,620,054   $  1,202,292    $  6,228,215   $  1,072,399
Extraordinary item                  0     10,993,777               0     16,620,616
                         ------------   ------------    ------------   ------------


Net income               $  6,620,054   $ 12,196,069    $  6,228,215   $ 17,693,015
                         ============   ============    ============   ============

Number of units
  outstanding                  12,074         12,074          12,074         12,074
                         ============   ============    ============   ============
Income before
extraordinary item per
  limited partner unit   $        548   $        100    $        516   $         89
Extraordinary item
  per limited partner
  unit                              0            910               0          1,376
                         ------------   ------------    ------------   ------------
Net income per limited
  partner unit           $        548   $      1,010    $        516   $      1,465
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                                PARTNERS' DEFICIT
                                   (Unaudited)

                       ============================================
                                         Limited         General
                           Total         Partners        Partners
                       --------------------------------------------
Balance -
  March 26, 2003       $(11,896,755)   $(11,240,263)   $   (656,492)

Net income                6,291,126       6,228,215          62,911
                       ------------    ------------    ------------

Balance -
  September 25, 2003   $ (5,605,629)   $ (5,012,048)   $   (593,581)
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

                                             ============================
                                                   Six Months Ended
                                                     September 25,
                                             ----------------------------
                                                 2003            2002
                                             ----------------------------
Cash flows from operating activities:
Net income                                   $  6,291,126    $ 17,871,732
                                             ------------    ------------

Adjustments to reconcile  net income
  to net cash provided by (used in)
  operating activities:
Gain on sale of properties (Note 4)            (6,903,614)     (2,222,376)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                          0     (16,788,501)
Depreciation                                      107,344         249,841
Minority interest in (loss) income of
  subsidiaries                                   (125,123)         80,930
Increase in cash-restricted for tenants'
  security deposits                                (2,636)        (19,099)
Increase in mortgage escrow deposits             (143,506)        (64,397)
Decrease (Increase) in prepaid
  expenses and other assets                        43,106        (256,776)
Increase in due to selling partners               255,851         640,127
Payments of interest to selling
  partners                                              0         (25,472)
Increase in accounts payable, accrued
  expenses and other liabilities                   39,707         508,608
Increase in tenants' security deposits
  payable                                             860          13,844
Increase in due to general partners
  and their affiliates                            438,455           9,298
                                             ------------    ------------
Total adjustments                              (6,289,556)    (17,873,973)
                                             ------------    ------------
Net cash provided by (used in)
  operating activities                              1,570          (2,241)
                                             ------------    ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                             ============================
                                                   Six Months Ended
                                                     September 25,
                                             ----------------------------
                                                 2003            2002
                                             ----------------------------
Cash flows from investing activities:
Proceeds from sale of properties                   89,212      10,760,000
Acquisitions of property and
  equipment                                        (2,892)       (104,607)
Increase in mortgage escrow deposits              (71,854)       (195,330)
                                             ------------    ------------

Net cash provided by investing
  activities                                       14,466      10,460,063
                                             ------------    ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                  (150,870)     (5,543,841)
Principal payments of purchase
  money notes payable                                   0      (2,068,340)
Decrease in capitalization of
  minority interest                               (26,076)       (171,743)
                                             ------------    ------------

Net cash used in financing activities            (176,946)     (7,783,924)
                                             ------------    ------------

Net (decrease) increase in cash
  and cash equivalents                           (160,910)      2,673,898
Cash and cash equivalents -
  beginning of period                           1,224,252       4,967,577
                                             ------------    ------------
Cash and cash equivalents -
  end of period                              $  1,063,342    $  7,641,475
                                             ============    ============

Supplemental disclosures of noncash
  activities:

Forgiveness of indebtedness income
  (Note 4):
Decrease in deferred revenue from
  sale of property                           $          0    $ (5,683,676)
Decrease in Purchase Money Note
  payable                                               0      (2,279,899)
Decrease in due to selling partners                     0      (8,824,926)

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                             ============================
                                                   Six Months Ended
                                                     September 25,
                                             ----------------------------
                                                 2003            2002
                                             ----------------------------
Summarized below are the components
  of the gain on sale of properties:
Decrease in property and equipment,
  and property and equipment-held
  for sale                                   $  1,187,032    $  8,661,767
Decrease in cash - restricted for tenants'
  security deposits                                38,778          61,240
Decrease in mortgage escrow deposits              707,773       1,400,961
Decrease (increase) in prepaid expenses
  and other assets                                 62,294         (31,836)
Decrease in due to selling partners            (4,823,433)        (48,245)
Decrease in accounts payable,
  accrued expenses and other liabilities         (103,793)       (574,903)
Decrease in tenant's security deposits
  payable                                         (36,489)        (78,250)
Decrease in mortgage notes payable             (2,155,329)       (725,519)
Decrease in due to general partners and
  affiliates                                      (64,655)       (124,575)
Decrease in due to general partners
  of subsidiaries and their affiliates                  0          (3,016)
Decrease in Purchase Money Note
  payable                                      (1,626,580)              0


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 25, 2003 and 2002 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and four and fourteen subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 25, 2003, the Partnership has sold fifty-nine of its sixty-one original investments.

For financial reporting purposes, the Partnership's fiscal quarter ends September 25. All subsidiaries have fiscal quarters ending June 30. Accounts of the subsidiary partnerships have been adjusted for intercompany transactions from July 1 through September 25. The Partnership's fiscal quarter ends on September 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records of the Partnership are maintained on the accrual basis of accounting, in accordance with U.S. generally accepted accounting principles ("GAAP").

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and $0 and $5,000 for the three and six months ended September 25, 2003 and 2002, respectively. The Partnership's

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2003. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2003, the results of operations for the three and six months ended September 25, 2003 and 2002 and cash flows for the six months ended September 25, 2003 and 2002, respectively. However, the operating results for the six months ended September 25, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2003 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Purchase Money Notes (the "Purchase Money Notes") in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the Purchase Money Note relates. A portion of these Purchase Money Notes, in the original amount of $31,932,568, is an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 was recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Through August 31, 1989, $4,336,417 of interest was accrued. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below). Purchase

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


Money Notes aggregated approximately $1,986,000 and $3,589,000 as of September 25, 2003 and March 25, 2003, respectively. As of September 25, 2003 two Subsidiary Partnership's Purchase Money Notes remained outstanding.

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated from operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note extension fees payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $5,350,000 and $9,917,000 as of September 25, 2003 and March 25, 2003, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the apartment complex.

The Partnership extended the original terms of the Purchase Money Notes (ranging from August to December 1996) for up to three additional years. In connection with such extensions, the Partnership incurred extension fees of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $23,210 was accrued and added to the Purchase Money Notes balance. The extension fees are being amortized over the term of the extensions. Additionally, an oral agreement was reached in November 2002 that extended the maturity dates of the remaining Purchase Money Notes through December 2003. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, it is unlikely that the proceeds from such sales will be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the selling partner's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0 and $3,231,000 were made to the Partnership for the six months ended September 25, 2003 and 2002, respectively, of which approximately $0 and $2,317,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 2003 and 2002 were as follows:

                           Three Months Ended      Six Months Ended
                              September 25,         September 25,
                           -------------------   -------------------
                             2003       2002       2003       2002
                           -------------------   -------------------
Partnership
  management fees (a)      $285,500   $267,000   $571,000   $534,000
Expense
  reimbursement (b)          26,186     19,104     52,414     47,725
Local administrative
   fee (c)                    2,500     10,000      5,000     20,000
                           --------   --------   --------   --------
Total general and
  administrative-
  General Partners          314,186    296,104    628,414    601,725
                           --------   --------   --------   --------

Property
  management fees
  incurred to affiliates
  of the subsidiary
  partnerships' general
  partners                   23,953     57,910     47,907    128,740
                           --------   --------   --------   --------

Total general and
administrative-related
  parties                  $338,139   $354,014   $676,321   $730,465
                           ========   ========   ========   ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $3,633,000 and $3,249,000 were accrued and unpaid as of September 25, 2003 and March 25, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $90,000 and $38,000 were accrued and unpaid as of September 25, 2003 and March 25, 2003, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of September 25, 2003, the Partnership has disposed of fifty-nine of its sixty-one original investments. One additional investment is listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during 2003. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

Information Regarding Dispositions
----------------------------------

On June 30, 2003 the Partnership's Limited Partnership Interest in Cabarras Arms Associates ("Cabarras") was sold to the Purchase Money Note Holder for $30,000, resulting in a loss in the amount of approximately $92,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon,

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


which had a total outstanding balance of approximately $2,415,000, resulting in gain on sale of property of such amount.

On June 30, 2003, the Partnership's Limited Partnership Interest in Hathaway Court Associates ("Hathaway") was sold to the Purchase Money Note Holder for $60,000, resulting in a gain in the amount of approximately $545,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $4,035,000, resulting in gain on sale of property of such amount.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2003
                                   (Unaudited)


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

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $806,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in forgiveness of indebtedness income of approximately $3,002,000. During the year ended March 25, 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in net forgiveness of indebtedness income of approximately $2,779,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $3,875,000 and $3,439,000, were accrued and unpaid as of September 25, 2003 and March 25, 2003, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $0 and $3,231,000 were made to the Partnership for the six months ended September 25, 2003 and 2002, respectively, of which approximately $0 and $2,317,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the six months ended September 25, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $161,000. This decrease was due to principal payment of mortgage notes payable ($151,000), an increase in mortgage escrow deposits relating to investing activities ($72,000), acquisition of property and equipment ($3,000) and a decrease in capitalization of minority interest ($26,000) which exceeded cash provided by operating activities ($2,000) and proceeds from sale of properties ($89,000). Included in the adjustments to reconcile the net income to cash provided by operating activities are gains of sale of properties ($6,904,000) and depreciation ($107,000).

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

Management is not aware of any trends or events, commitments or uncertainties which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two properties remaining and therefore the Partnership may not be protected against a general downturn in the national economy.

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Partnership has not created any variable interest entities after January 31, 2003. The adoption of FIN 46 does not have a material impact on the Partnership's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally is effective for all financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

During the six months ended September 25, 2003 and the year ended March 25, 2003, Nottingham Woods, Robindale East, Northpointe I, Northpointe II, Huntley #1, Huntley #2 Lexington and Conifer 317 (Pinewood) sold their properties and the related assets and liabilities and the Partnership sold or transferred its Local Partnership Interest in Cabarrus Arms, Hathaway Court, Saraland Apartments and Summer Arms (collectively the "Sold Assets").

Rental income decreased approximately 39% and 48% for the three and six months ended September 25, 2003 as compared to 2002. Excluding the Sold Assets, rental income increased approximately 1% and 2% for the three and six months ended June 25, 2003 as compared to 2002, primarily due to rental rate increases.

Other income decreased approximately $25,000 and $132,000, respectively, for the three and six months ended September 25, 2003 as compared to 2002, primarily due to decreases relating to the Sold Assets.

Administrative and management decreased approximately $65,000 and $238,000 for the three and six months ended September 25, 2003 as compared to 2002. Excluding the Sold Assets, administrative and management increased approximately $61,000 and $90,000 primarily due to the write-off of uncollectable receivables at the Partnership level.

Operating decreased approximately $80,000 and $278,000 for the three and six months ended September 25, 2003 as compared to 2002. Excluding the Sold Assets, operating increased approximately $0 and $14,000 primarily due to increases in heating costs at one Local Partnership.

Repairs and maintenance decreased approximately $67,000 and $240,000 for the three and six months ended September 25, 2003 as compared to 2002. Excluding the Sold Assets, repairs and maintenance increased approximately $39,000 and $28,000 primarily due to routine repairs in 2002 being postponed until 2003 due to insufficient cash flow at one Local Partnership.

Taxes and insurance decreased approximately $200,000 and $325,000 for the three and six months ended September 25, 2003, as compared to 2002. Excluding the Sold Assets, taxes and insurance increased approximately $17,000 and $27,000 primarily due to an increase in liability insurance premiums at the remaining Local Partnerships.

Interest decreased approximately $251,000 and $497,000 for the three and six months ended September 25, 2003 as compared to 2002. Excluding the Sold Assets, interest decreased approximately $21,000 and $26,000 primarily due to decreases in interest due on smaller mortgage balances at the remaining Local Partnerships as well as decreases in interest rates relating to the Purchase Money Notes at the Partnership level.

Depreciation decreased approximately $68,000 and $142,000 for the three and six months ended September 25, 2003 as compared to 2002, primarily due to decreases relating to the Sold Assets. Nu-Elm is not being depreciated during the period ended September 25, 2003, because it is being classified as an asset held for sale.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of investments in properties (see
Note 4 of the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation and Assisted Housing, Inc., each of which is a general partner of Cambridge Advantaged Properties Limited Partnership (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 25, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes  in  Internal  Control  Over  Financial  Reporting
----------------------------------------------------------
There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended September 25, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings - None

Item 2.   Changes in Securities and Use of Proceeds - None

Item 3.   Defaults Upon Senior Securities - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other information - None

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          31.1 Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

          31.2 Certification  Pursuant  to Rule  13a-14(b) or Rule 15d-14(b) and
Section 1350 of Title 18 of the United States Code (18 U.S.C. 1350).

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


                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                          By: Related Beta Corporation,
                              a General Partner

Date:  October 15, 2003

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                    President
                                  (principal executive and principal
                                  financial officer)

Date:  October 15, 2003

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)


                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  October 15, 2003

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and principal
                                  financial officer)

Date:  October 15, 2003

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)

                          By: CAMBRIDGE AND RELATED ASSOCIATES
                              LIMITED PARTNERSHIP

                              By: Related Beta Corporation,

Date:  October 15, 2003

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President
                                      (principal executive and principal
                                      financial officer)

Date:  October 15, 2003

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (principal accounting officer)

                                                                    Exhibit 31.1

                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(A) OR RULE 15D-14(A)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 25, 2003 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 25, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.


          Date: October 15, 2003
                ----------------
                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Chief Executive Officer and
                                            Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13A-14(B) OR RULE 15D-14(B) AND
                           SECTION 1350 OF TITLE 18 OF
                     THE UNITED STATES CODE (18 U.S.C. 1350)

In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending September 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 15, 2003