Form 10-Q
period 2003-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2004-02-03
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended December 25, 2003

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
                                   (Unaudited)

                                                 ============      ============
                                                 December 25,        March 25,
                                                     2003              2003
                                                 ------------      ------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,433,856 and $3,271,756,
  respectively                                   $  3,399,193      $  3,478,246
Property and equipment -
  held for sale - less accumulated
  depreciation of $1,145,403 and
  $6,870,471, respectively                          1,281,256         2,465,394
Cash and cash equivalents                             886,964         1,224,252
Cash - restricted for tenants'
  security deposits                                    88,317           127,214
Mortgage escrow deposits                            2,357,412         2,754,151
Prepaid expenses and other assets                     450,964           534,117
                                                 ------------      ------------

  Total assets                                   $  8,464,106      $ 10,583,374
                                                 ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                 December 25,        March 25,
                                                     2003              2003
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $  2,710,036      $  5,059,854
  Purchase Money Notes payable
   (Note 2)                                         2,009,344         3,635,924
  Due to selling partners (Note 2)                  5,434,266         9,917,404
  Accounts payable, accrued
   expenses and other liabilities                     160,771           153,890
  Tenants' security deposits payable                   83,018           119,183
  Due to general partners of
   subsidiaries and their affiliates                   22,391            22,391
  Due to general partners and
   affiliates                                       4,052,671         3,511,595
                                                 ------------      ------------

Total liabilities                                  14,472,497        22,420,241
                                                 ------------      ------------

Minority interest                                     (90,415)           59,888
                                                 ------------      ------------
Commitments and contingencies
  (Note 6)
Partners' deficit:
  Limited partners                                 (5,321,272)      (11,240,263)
  General partners                                   (596,704)         (656,492)
                                                 ------------      ------------

Total partners' deficit                            (5,917,976)      (11,896,755)
                                                 ------------      ------------

Total liabilities and partners' deficit          $  8,464,106      $ 10,583,374
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                           ============================    ===========================
                                Three Months Ended              Nine Months Ended
                                   December 25,                    December 25,
                           ----------------------------    ---------------------------
                               2003            2002            2003           2002
                           ----------------------------    ---------------------------
Revenues:
Rentals, net               $    376,993    $    870,791    $  1,797,443   $  3,615,550
Other                            46,674          53,784         154,921        293,600
Gain on sale
  of properties
  (Note 4)                            0       2,605,134       6,903,614      4,827,510
                           ------------    ------------    ------------   ------------
Total revenues                  423,667       3,529,709       8,855,978      8,736,660
                           ------------    ------------    ------------   ------------

Expenses
Administrative
  and management                 66,756         159,764         474,329        805,566
Administrative
  and management-
  related parties
  (Note 3)                      329,049         319,544       1,005,370      1,050,009
Operating                        61,876         149,684         331,447        697,684
Repairs and
  maintenance                    87,061         257,828         395,921        807,112
Taxes and insur-
  ance                           57,872         112,448         304,672        684,631
Interest                         77,665         184,890         327,504        932,105
Depreciation                     54,839          49,872         162,183        299,713
Loss on impairment
  of assets (Note 5)                  0         268,523               0        268,523
                           ------------    ------------    ------------   ------------
Total expenses                  735,118       1,502,553       3,001,426      5,545,343
                           ------------    ------------    ------------   ------------

Net (loss) income before
  minority interest            (311,451)      2,027,156       5,854,552      3,191,317
Minority interest
  in (income) loss of
  subsidiaries                     (896)         21,514         124,227        (59,416)
                           ------------    ------------    ------------   ------------
(Loss) income before
  extra-ordinary item          (312,347)      2,048,670       5,978,779      3,131,901
Extraordinary
  item-forgiveness
  of indebtedness
  (loss) income
  (Note 4)                            0        (242,779)              0     16,545,722
                           ------------    ------------    ------------   ------------
Net (loss) income          $   (312,347)   $  1,805,891    $  5,978,779   $ 19,677,623
                           ============    ============    ============   ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                           ============================    ===========================
                                Three Months Ended              Nine Months Ended
                                   December 25,                    December 25,
                           ----------------------------    ---------------------------
                               2003            2002            2003           2002
                           ----------------------------    ---------------------------

Limited Partners
  Share:
(Loss) income before
  extraordinary item       $   (309,224)   $  2,028,183    $  5,918,991   $  3,100,582
Extraordinary item                    0        (240,351)              0     16,380,265
                           ------------    ------------    ------------   ------------

Net (loss) income          $   (309,224)   $  1,787,832    $  5,918,991   $ 19,480,847
                           ============    ============    ============   ============

Number of units
  outstanding                    12,074          12,074          12,074         12,074
                           ============    ============    ============   ============

(Loss) income before
  extraordinary item per
  limited partner unit     $        (26)   $        168    $        490   $        257
Extraordinary item
  per limited partner
  unit                                0             (20)              0          1,356
                           ------------    ------------    ------------   ------------
Net (loss) income per
  limited partner unit     $        (26)   $        148    $        490   $      1,613
                           ============    ============    ============   ============

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                               =================================================
                                                   Limited           General
                                  Total            Partners          Partners
                               -------------------------------------------------
Balance -
  March 26, 2003               $(11,896,755)     $(11,240,263)     $   (656,492)

Net income                        5,978,779         5,918,991            59,788
                               ------------      ------------      ------------

Balance -
  December 25, 2003            $ (5,917,976)     $ (5,321,272)     $   (596,704)
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

                                                  ==============================
                                                         Nine Months Ended
                                                            December 25,
                                                  ------------------------------
                                                      2003             2002
                                                  ------------------------------
Cash flows from operating activities:
Net income                                        $  5,978,779     $ 19,677,623
                                                  ------------     ------------

Adjustments to reconcile  net income
  to net cash (used in) provided by
  operating activities:

Gain on sale of properties (Note 4)                 (6,903,614)      (4,827,510)
Extraordinary item-forgiveness of
  indebtedness income (Note 4)                               0      (16,545,722)
Depreciation                                           162,183          299,713
Loss on impairment of assets                                 0          268,523
Minority interest in (loss) income of
  subsidiaries                                        (124,227)          59,416
Decrease (increase) in cash-restricted
  for tenants' security deposits                           119          (11,137)
Increase in mortgage escrow deposits                  (201,166)        (291,161)
Decrease (increase) in prepaid
  expenses and other assets                             20,859         (255,156)
Increase in due to selling partners                    340,295          837,294
Payments of interest to selling
  partners                                                   0       (1,049,874)
Increase in accounts payable, accrued
  expenses and other liabilities                       110,715        1,999,022
Increase in tenants' security deposits
  payable                                                  324           12,623
Increase in due to general partners of
  subsidiaries and their affiliates                          0            7,867
Decrease in due to general partners of
  subsidiaries and their affiliates                          0          (17,284)
Increase in due to general partners
  and their affiliates                                 605,690           88,649
                                                  ------------     ------------
Total adjustments                                   (5,988,822)     (19,424,737)
                                                  ------------     ------------
Net cash (used in) provided by
  operating activities                                 (10,043)         252,886
                                                  ------------     ------------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==============================
                                                         Nine Months Ended
                                                            December 25,
                                                  ------------------------------
                                                      2003             2002
                                                  ------------------------------
Cash flows from investing activities:

Proceeds from sale of properties                        89,212       10,760,000
Acquisitions of property and
  equipment                                            (86,024)        (134,966)
Increase in mortgage escrow deposits                  (109,868)        (175,527)
                                                  ------------     ------------

Net cash (used in) provided by
  investing activities                                (106,680)      10,449,507
                                                  ------------     ------------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                       (194,489)      (5,633,717)
Principal payments of purchase
  money notes payable                                        0       (2,739,467)
Decrease in capitalization of
  minority interest                                    (26,076)        (171,743)
                                                  ------------     ------------

Net cash used in financing activities                 (220,565)      (8,544,927)
                                                  ------------     ------------

Net (decrease) increase in cash
  and cash equivalents                                (337,288)       2,157,466
Cash and cash equivalents -
  beginning of period                                1,224,252        4,967,577
                                                  ------------     ------------
Cash and cash equivalents -
  end of period                                   $    886,964     $  7,125,043
                                                  ============     ============



Supplemental disclosures of noncash
  activities:

Forgiveness of indebtedness income
  (Note 4):
Decrease in property and equipment,
  net of accumulated depreciation                 $          0     $       (590)
Increase in deferred revenue on sale
  of  properties reclassified from
  purchase money notes payable and
  due to selling partners                                    0          181,280

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      INCREASE (DECREASE) IN CASH AND CASH
                                   EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                  ==============================
                                                         Nine Months Ended
                                                            December 25,
                                                  ------------------------------
                                                      2003             2002
                                                  ------------------------------
Decrease in accounts payable, accrued
  expenses and other liabilities                             0       (5,683,676)
Decrease in Purchase Money Notes
  payable                                                    0       (2,037,119)
Decrease in due to selling partners                          0       (8,824,926)



Summarized below are the components
  of the gain on sale of properties:

Decrease in property and equipment,
  and property and equipment-held
  for sale                                        $  1,187,032     $  8,661,767
Decrease in cash - restricted for
  tenants' security deposits                            38,778           61,240
Decrease in mortgage escrow deposits                   707,773        1,568,406
Decrease (increase) in prepaid expenses
  and other assets                                      62,294          (10,278)
Decrease in due to selling partners                 (4,823,433)      (1,636,025)
Decrease in accounts payable,
  accrued expenses and other liabilities              (103,834)        (649,285)
Decrease in tenant's security deposits
  payable                                              (36,489)         (78,250)
Decrease in mortgage notes payable                  (2,155,329)      (1,300,235)
Decrease in due to general partners
  and affiliates                                       (64,614)        (139,575)
Decrease in due to general partners
  of subsidiaries and their affiliates                       0           (9,516)
Decrease in Purchase Money Notes
  payable                                           (1,626,580)        (535,759)

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 25, 2003 and 2002 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and four and fourteen subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 25, 2003, the Partnership has sold fifty-nine of its sixty-one original investments.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0 and $0 and $0 and $5,000 for the three and nine months ended December 25, 2003 and 2002, respectively. The Partnership's

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2003. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of December 25, 2003, the results of operations for the three and nine months ended December 25, 2003 and 2002 and cash flows for the nine months ended December 25, 2003 and 2002, respectively. However, the operating results for the nine months ended December 25, 2003 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2003 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates. As of December 25, 2003 only two Subsidiary partnerships' Purchase Money Notes totaling approximately $7,444,000, which includes approximately $5,434,000 of interest, remains outstanding.

Distributions aggregating approximately $0 and $5,083,000 were made to the Partnership for the nine months ended December 25, 2003 and 2002, respectively,

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


of which approximately $0 and $4,013,000, respectively, were used to pay principal and interest on the Purchase Money Notes.


Note 3 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended December 25, 2003 and 2002 were as follows:

                                  Three Months Ended        Nine Months Ended
                                     December 25,              December 25,
                               -----------------------   -----------------------
                                  2003         2002         2003         2002
                               -----------------------   -----------------------
Partnership
  management fees (a)          $  285,500   $  267,000   $  856,500   $  801,000
Expense
  reimbursement (b)                17,095       13,611       69,509       61,336
Local administrative
   fee (c)                          2,500       10,000        7,500       30,000
                               ----------   ----------   ----------   ----------
Total general and
  administrative-
  General Partners                305,095      290,611      933,509      892,336
                               ----------   ----------   ----------   ----------
Property
  management fees
  incurred to affiliates
  of the subsidiary
  partnerships' general
  partners                         23,954       28,933       71,861      157,673
                               ----------   ----------   ----------   ----------
Total general and
administrative-related
  parties                      $  329,049   $  319,544   $1,005,370   $1,050,009
                               ==========   ==========   ==========   ==========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $3,856,000 and $3,249,000 were accrued and unpaid as of December 25, 2003 and March 25, 2003, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $37,000 and $38,000 were accrued and unpaid as of December 25, 2003 and March 25, 2003, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of December 25, 2003, the Partnership has disposed of fifty-nine of its sixty-one original investments. One additional investment is listed for sale and the Partnership anticipates that the two remaining investments will both be liquidated sometime during 2004. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


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

On December 20, 2002, the property and related assets and liabilities of Pinewood Village ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000, which was recognized during the quarter ended March 25, 2003. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in forgiveness of indebtedness income of approximately $180,000, which was recognized during the quarter ended March 25, 2003.

On July 23, 2002, the Partnership's interest in Saraland Apartments ("Saraland") was forfeited pursuant to the First Amended Bankruptcy Plan by order of the United States Bankruptcy Court (the "Court") in Dallas, TX, resulting in a gain of approximately $502,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000 and a $21,000 advance from the Partnership resulting in an additional gain of approximately $2,103,000. On March 28, 2003, the Partnership's interest in Saraland was transferred to the United States Environmental Protection Agency by order of the Court.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)


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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2003
                                   (Unaudited)



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


Note 5 - Impairment of Assets

As of September 30, 2002, Summer Arms Apartments ("Summer Arms") had entered into a verbal agreement to sell the property. In accordance with SFAS No. 144, an impairment loss of approximately $269,000 was recognized during the quarter ended December 25, 2002. This amount represented the excess of the carrying amount of the assets over the fair value of the assets as determined by the sales price. Summer Arms was sold on December 31, 2002. See Note 4 regarding discussion of the sale.

Note 6 - Commitments and Contingencies

Except as described in Note 3, there were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ending March 25, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,045,000 and $3,439,000, were accrued and unpaid as of December 25, 2003 and March 25, 2003, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

Distributions aggregating approximately $0 and $5,083,000 were made to the Partnership for the nine months ended December 25, 2003 and 2002, respectively, of which approximately $0 and $4,013,000, respectively, were used to pay principal and interest on the Purchase Money Notes.

During the nine months ended December 25, 2003, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $337,000. This decrease was due to cash used in operating activities ($10,000), principal payment of mortgage notes payable ($194,000), an increase in mortgage escrow deposits relating to investing activities ($110,000), acquisition of property and equipment ($86,000) and a decrease in capitalization of minority interest ($26,000) which exceeded proceeds from sale of properties ($89,000). Included in the adjustments to reconcile the net income to cash used in operating activities are gain of sale of properties ($6,904,000) and depreciation ($162,000).

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

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 and FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosure.

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

Results of Operations
---------------------

During the nine months ended December 25, 2003 and the year ended March 25, 2003, Nottingham Woods, Robindale East, Northpointe I, Northpointe II, Huntley #1, Huntley #2 Lexington and Conifer 317 (Pinewood) sold their properties and the related assets and liabilities and the Partnership sold or transferred its Local Partnership Interest in Cabarrus Arms, Hathaway Court, Saraland Apartments and Summer Arms (collectively the "Sold Assets").

Rental income decreased approximately 57% and 50% for the three and nine months ended December 25, 2003 as compared to 2002. Excluding the Sold Assets, rental income increased approximately 12% and 5% for the three and nine months ended December 25, 2003 as compared to 2002, primarily due to an underaccrual of subsidized rents receivable in second quarter of 2002 at one local Partnership and rental rate increases, respectively.

Other income decreased approximately $7,000 and $139,000, respectively, for the three and nine months ended December 25, 2003 as compared to 2002. Excluding the Sold Assets, other income increased $8,000 and $11,000 primarily due to increased cash and cash equivalents and mortgage escrow balances earning interest at one Local Partnership.

Administrative and management decreased approximately $93,000 and $331,000 for the three and nine months ended December 25, 2003 as compared to 2002. Excluding the Sold Assets, administrative and management increased approximately $30,000 and $120,000 primarily due to the write-off of uncollectable receivables at the Partnership level.

Repairs and maintenance decreased approximately $171,000 and $411,000 for the three and nine months ended December 25, 2003 as compared to 2002. Excluding the Sold Assets, repairs and maintenance decreased approximately $29,000 and $1,000 primarily due to carpet replacement at one Local Partnership in 2002.

Taxes and insurance decreased approximately $55,000 and $380,000 for the three and nine months ended December 25, 2003, as compared to 2002. Excluding the Sold Assets, taxes and insurance increased approximately $8,000 and $36,000 primarily due to an increase in liability insurance premiums at the remaining Local Partnerships.

Interest decreased approximately $107,000 and $605,000 for the three and nine months ended December 25, 2003 as compared to 2002. Excluding the Sold Assets, interest decreased approximately $18,000 and $44,000 primarily due to decreases in interest due on smaller mortgage balances at the remaining Local Partnerships as well as decreases in interest rates relating to the Purchase Money Notes at the Partnership level.

Operating and depreciation (decreased) increased approximately $(88,000) and $5,000 and $(366,000) and $(138,000) for the three and nine months ended December 25, 2003 as compared to 2002, primarily due to decreases relating to the Sold Assets. Nu-Elm is not being depreciated during the period ended December 25, 2003, because it is being classified as an asset held for sale.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

The Chief Executive Officer and Chief Financial Officer of Related Beta Corporation and Assisted Housing, Inc., each of which is a general partner of Cambridge Advantaged Properties Limited Partnership (the "Partnership"), has evaluated the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 25, 2003 (the "Evaluation Date"). Based on such evaluation, such officer has concluded that, as of the Evaluation Date, the Partnership's disclosure controls and procedures are effective in alerting him, on a timely basis, to material information relating to the Partnership required to be included in the Partnership's reports filed or submitted under the Exchange Act.

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

There has been no significant change in the Partnership's internal control over financial reporting during the Partnership's fiscal quarter ended December 25, 2003 which has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

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

Date:  February 3, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and principal
                                  financial officer)

Date:  February 3, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (principal accounting officer)

                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  February 3, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  President
                                  (principal executive and principal
                                  financial officer)

Date:  February 3, 2004

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

Date:  February 3, 2004

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      President
                                      (principal executive and principal
                                      financial officer)

Date:  February 3, 2004

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (principal accounting officer)

                                                                    Exhibit 31.1

                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending December 25, 2003 of the Partnership;

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

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 25, 2003 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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

         Date: February 3, 2004
               ----------------

                                                 By: /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                           SECTION 1350 OF TITLE 18 OF
                     THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending December 25, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Principal Executive Officer and Principal Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 3, 2004