Form 10-K
period 2004-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2004-06-15
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X    ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----  EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2004

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                          13-3228969
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                               10022
--------------------------------------------                   -----------------
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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2). Yes      No  X
                                        -----   -----

     The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 25, 2003 was $(5,012,000) based on Limited Partner equity (deficit) as of such date.

       Registrant's voting and non-voting common equity is not publicly traded.

                       DOCUMENTS INCORPORATED BY REFERENCE
       None

                                     PART I

Item 1. Business.

General
-------

Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership ("General Partners") are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and
Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

Effective May 19, 1994, the Partnership's name was changed to Cambridge Advantaged Properties Limited Partnership.

On August 9, 1984, pursuant to a prospectus dated August 9, 1984 as supplemented by the supplements thereto dated September 7, 1984, October 5, 1984 and November 20, 1984 (as so supplemented, the "Prospectus"), the Partnership commenced a public offering (the "Offering", as so supplemented). Pursuant to the Offering, the Partnership issued 6,674 Units (as defined below) in 1984, each Unit consisting of one initial limited partnership interest (the "Initial Limited Partnership Interest") and one warrant to purchase an additional limited partnership interest (the "Additional Limited Partnership Interest") and together with the Initial Limited Partnership Interests (the "Limited Partnership Interests") during the period from January 1, 1985 through January 25, 1985 (a "Unit"), and 5,400 Additional Limited Partnership Interests in 1985. The Partnership received $53,754,300 (net of Offering expenses and sales commissions of $6,615,700) as a result of the Offering. The Offering was completed in March 1985.

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

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. During the years ended March 25, 2004, 2003 and 2002 the Partnership has distributed approximately $0, $1,524,000 and $0, respectively, from sales transactions. The Partnership has to date distributed approximately $6,944,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions will not equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated from the sales effort.

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

Investments
-----------

The Local Partnership Interests owned by the Partnership were acquired from unaffiliated sellers. The Partnership became the principal limited partner in these Local Partnerships pursuant to local limited partnership agreements entered into with the Local General Partners. As a limited partner, the Partnership's liability for obligations of the Local Partnerships is limited to its investment. The Local General Partners of the Local Partnerships retain responsibility for maintaining, operating and managing the Apartment Complexes. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the two remaining subsidiary partnerships.

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

Purchase Money Notes
--------------------

Purchase money notes in the original amount of $85,458,825 were issued to the selling partners of the subsidiary partnerships as part of the purchase price and are secured only by the interest in the subsidiary partnership to which the purchase money note relates (the "Purchase Money Notes"). A portion of these Purchase Money Notes, in the original amount of $31,932,568 was an obligation at the subsidiary partnership level, whereas the remaining $53,526,257 was recorded at the Partnership level. The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity as extended (see below).

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $5,519,000 and $9,917,000 as of March 25, 2004 and 2003, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership originally extended the terms of the two remaining Purchase Money Notes (with maturity dates of October 1996) for up to three additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase
Money Notes. Of such fees incurred, $23,210 was accrued and added to the Purchase Money Notes balance. The extension fees have been fully amortized over the term of the extensions. Additionally, an oral agreement was reached that extended the maturity dates of the remaining Purchase Money Notes through June 2004. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0, $10,072,000 and $4,452,000 were made to the Partnership during each of the years ended March 25, 2004, 2003 and 2002, respectively, of which approximately $0, $8,776,000 and $3,872,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, no payments were made as "additional" interest on the Purchase Money Notes for the 2003, 2002 and 2001 Fiscal Years respectively.

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

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2004, the Partnership had disposed of fifty-nine of its sixty-one original investments. The Partnership anticipates that each of the two remaining investments will be liquidated sometime during 2004 with one of them currently being listed for sale. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

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

On March 28, 2003, the Partnership's interest in Saraland Apartments ("Saraland") was transferred to the U.S. Environmental Protection Agency pursuant to the First Amended Bankruptcy Plan by order of the United States Bankruptcy Court in Dallas, TX, resulting in a gain of approximately $350,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000, resulting in additional gain of approximately $2,124,000, which was recognized during the year ended March 25, 2003.

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

On December 20, 2002, the property and related assets and liabilities of Conifer 317 ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in forgiveness of indebtedness income of approximately $180,000.

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

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $735,000, resulting in a loss of approximately $527,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount. The auditors for Robindale modified their Fiscal Year 2003 report due to the uncertainty of this subsidiary partnership to continue in existence since the sole revenue producing asset was sold during the year.

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

On August 15, 2001, the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was assigned to the Local General Partner resulting in a loss of approximately $522,000. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,816,000, resulting in gain on sale of property of such amount.

On August 14, 2001, the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $330,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,246,000, resulting in gain on sale of property of such amount.

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

Item 2. Properties.

As of March 25, 2004, the Partnership holds a 98.99% limited partnership interest in each of two Local Partnerships, which own two Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2004, the Partnership's Local Partnership Interests in two subsidiary partnerships were sold. Through the fiscal year ended March 25, 2004, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-eight subsidiary partnerships were sold (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes owned as of March 25, 2004 are located in Missouri and Michigan.

The two Apartment Complexes owned by the Local Partnerships at March 25, 2004 contain a total of 258 rental units. The larger of the Apartment Complexes consists of 186 units. Construction of each Apartment Complex was completed between 1972 and 1973.

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


                           LOCAL PARTNERSHIP SCHEDULE

                                            Government
                                            Assistance
                                            -----------         Percentage of Units
                                                HUD           Occupied at December 31,
Name and Location                Year       -----------   -------------------------------
(Number of Units)              Completed    Programs(a)   2003   2002  2001   2000   1999
-----------------              ---------    -----------   ----   ----  ----   ----   ----
Knollwood I                      1978       Sec.221(d)(4)  (e)    (e)   (e)    (e)    (e)
Mobile, AL (192)
Knollwood II                     1979       Sec.221(d)(4)  (e)    (e)   (e)    (e)    (e)
Mobile, AL (192)
Knollwood III                    1981       Sec.221(d)(4)  (e)    (e)   (e)    (e)    (e)
Mobile, AL (192)
Knollwood, IV                    1983       Sec.221(d)(4)  (e)    (e)   (e)    (e)    (e)
Mobile, AL (128)
Parklane II                      1977       Sec.221(d)(4)  (e)    (e)   (e)    (e)    (e)
Mobile, AL(140)
Cedarbay                         1981       Sec.221(d)(4)  (n)    (n)   (n)    (n)    93%
Mobile, AL(112)
Northwoods III Apts.             1982       Sec.221(d)(4)  (p)    (p)   (p)    87%    87%
Pensacola, FL (192)
Westminster Manor Apts.          1972       Sec.221(d)(4)  (f)    (f)   (f)    (f)    (f)
Arvada, CO (280)                                HAP
Northgate Townhouse Apts.        1977       Sec.221(d)(4)  (f)    (f)   (f)    (f)    (f)
Thornton, CO (184)                              HAP
Hackley Village                  1971       Sec.236        (q)    (q)   (q)    93%    98%
Muskegon, MI (54)                               HAP
Huntley #1                       1972       Sec.236        (s)    (s)   88%    98%    95%
Holt, MI (88)                                   HAP
Huntley #2                       1973       Sec.236        (s)    (s)   82%    99%    97%
Holt, MI (72)                                   HAP

                           LOCAL PARTNERSHIP SCHEDULE
                                  (continued)

                                            Government
                                            Assistance
                                            -----------         Percentage of Units
                                                HUD           Occupied at December 31,
Name and Location                Year       -----------   -------------------------------
(Number of Units)              Completed    Programs(a)   2003   2002  2001   2000   1999
-----------------              ---------    -----------   ----   ----  ----   ----   ----
Seymour O'Brien Manor Apts.      1972       Sec.236        (p)    (p)   (p)   100%   100%
Seymour, IN (56)                                HAP
Washington Highland Apts.        1972       Sec.236        (p)    (p)   (p)    96%    93%
Washington, IN (56)                             HAP
Vincennes Niblack Apts.          1972       Sec.236        (p)    (p)   (p)    96%    91%
("Autumn Ridge Apartments")                     HAP
Vincennes, IN (144)
Casa Ramon Apartments            1974       Sec.236        (n)    (n)   (n)    (n)    99%
Orange, CA (75)                                 HAP
Nu-Elm Apartments                1972       Sec.236        89%    86%   93%    92%    99%
Springfield, MO (72)                            HAP
Buttonwood Acres                 1973       Sec.236        (f)    (f)   (f)    (f)    (f)
New Bedford, MA (132)                           HAP(b)
Rockdale West                    1974       Sec.236        (i)    (i)   (i)    (i)    (i)
New Bedford, MA (225)                           HAP(b)
Solemar                          1976        (c)           (o)    (o)   (o)    (o)    98%
South Dartmouth, MA (200)
Decatur Apartments               1971       Sec.236        (o)    (o)   (o)    (o)    (l)
Decatur, AL (100)                               HAP
Florence Apartments              1973       Sec.236        (o)    (o)   (o)    (o)    (l)
Florence, AL (96)
Saraland Apartments (g)          1972       Sec.236        (t)    (t)    0%     0%     0%
Saraland, AL (60)                               HAP
University Gardens Apts.         1971       Sec.236        (q)    (q)   (q)   100%   100%
Waxahachie, TX (104)
Southside Village Apts.          1972       Sec.236        (q)    (q)   (q)    91%    96%
Brownwood, TX (104)                             HAP
Dickens Ferry Apartments         1972       Sec.236        (o)    (o)   (o)    (o)    (l)
Mobile, AL (80)                                 HAP
Bonnie Doone Apartments          1972       Sec.236        (o)    (o)   (o)    (o)    (l)
Athens, AL (60)                                 HAP
Conifer 208 (Conifer Village)    1972       Sec.236        (n)    (n)   (n)    (n)    97%
Spokane, WA (64)                                HAP
Conifer 307 (Fircrest)           1973       Sec.236        (k)    (k)   (k)    (k)    (k)
Beaverton, OR (60)                             HAP
Conifer 317 (Pinewood)           1974       Sec.236        (s)    (s)   96%   100%    98%
Hillsboro, OR (50)
Bicentennial Apts.               1976       Sec.221(d)(4)  (d)    (d)   (d)    (d)    (d)
Houston, TX (292)
Bellfort Apts.                   1979       Sec.221(d)(4)  (k)    (k)   (k)    (k)    (k)
Houston, TX (272)                               HAP
Cloisters (Sundown)              1974       Sec.236        (n)    (n)   (n)    (n)    98%
Birmingham, AL (192)                            HAP
Cabarrus Arms                    1974       Sec.236        (u)    97%   96%    95%    96%
Kannapolis, NC (76)                             HAP
Summer Arms Apts.                1974       Sec.236        (t)    (t)   92%    98%    96%
Sumter, SC (100)                                HAP
Lexington Village                1973       Sec.236        (s)    (s)   75%    95%    97%
Conyers, GA (108)                               HAP
Ware Manor                       1971       Sec.236        (p)    (p)   (p)    93%    98%
Waycross, GA (84)                               HAP
Nottingham Woods Apts.           1974       Sec.236        (p)    (p)   (p)    97%    92%
Oxford, AL (144)
Hathaway Court                   1974       Sec.236        (u)    98%   100%  100%   100%
Covington, KY (159)                             HAP
Tall Pines                       1972       Sec.236        (p)    (p)   (p)    98%    99%

                           LOCAL PARTNERSHIP SCHEDULE
                                  (continued)

                                            Government
                                            Assistance
                                            -----------         Percentage of Units
                                                HUD           Occupied at December 31,
Name and Location                Year       -----------   -------------------------------
(Number of Units)              Completed    Programs(a)   2003   2002  2001   2000   1999
-----------------              ---------    -----------   ----   ----  ----   ----   ----
La Grange, GA (115)                             HAP
Shelton Beach Apts.              1975       Sec.221(d)(4)  (s)    (s)   94%    92%    83%
Saraland, AL (112)
Northpointe II                   1978       Sec.221(d)(4)  (s)    (s)   91%    93%    86%
Saraland, AL (80)
Caroline Forest Apts.            1973       Sec.236        (o)    (o)   (o)    (o)   100%
Salem, VA (72) (m)
Park of Pecan I                  1979       Sec.221(d)(4)  (i)    (i)   (i)    (i)    (i)
Rosenberg, TX (137)
Park of Pecan II                 1978       Sec.221(d)(4)  (i)    (i)   (i)    (i)    (i)
Rosenberg, TX (136)
Villa Apollo No. 1               1971       Sec.236        (j)    (j)   (j)    (j)    (j)
Brownstown Township, MI (112)                   HAP
Carlton Terrace Apartments       1973       Sec.236        (j)    (j)   (j)    (j)    (j)
Sterling Heights, MI (300)
Cranbrook Manor Apartments       1970       Sec.236        (j)    (j)   (j)    (j)    (j)
Lansing, MI (136)                               HAP
Oakbrook Villa Apartments        1970       Sec.236        (k)    (k)   (k)    (k)    (k)
Romulus, MI (352)                               HAP
Pebble Creek                     1973       Sec.236        98%    98%    99%  100%   100%
East Lansing, MI (186)
Villa Apollo No. 2               1971       Sec.236        (j)    (j)    (j)   (j)    (j)
Brownstown Township, MI (286)                   HAP
Greenwood Manor                  1974       Sec.236        (q)    (q)   (q)    91%    92%
Pine Bluff, AR (64)                             HAP
Malvern Manor                    1974       Sec.236        (q)    (q)   (q)    90%    98%
Malvern, AR (50)                                HAP
Hereford Manor                   1973       Sec.236        (q)    (q)   (q)    94%    84%
Siloam Springs, AR (50)                         HAP
Henslee Heights                  1974       Sec.236        (q)    (q)   (q)   100%   100%
Pine Bluff, AR (78)                             HAP
Oakwood Manor                    1972       Sec.236        (p)    (p)   (p)    76%    82%
Little Rock, AR (200)                           HAP
West Scenic Apartments           1971       Sec.236        (n)    (n)   (n)    (n)    95%
North Little Rock, AR (150)
Robindale East Apartments        1974       Sec.236        (p)    (p)   (p)    73%    91%
Blytheville, AR (88)                            HAP
Southwest Apartments             1970       Sec.236        (q)    (q)   (q)    94%    94%
Little Rock, AR (49)                            HAP
Valley Arms                      1975       Sec.236        (k)    (k)   (k)    (k)    (k)
Statesville, NC (100)                           HAP
Lancaster Manor                  1970       Sec.221(d)(3)  (h)   (h)    (h)    (h)    (h)
San Diego, CA (248)

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

(i) The Partnership's Local Partnership Interest in this Local Partnership was sold during the fiscal year ended March 25, 1999.

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

(m) The Partnership's Local Partnership Interest in this Local Partnership was sold on March 31, 2000.

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

(t) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2003.

(u) The Partnership's Local Partnership interest in these Local Partnerships were sold during the fiscal year ended March 25, 2004.

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

                                     PART II

Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters.

As of March 25, 2004, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 1, 2004, there were approximately 3,473 registered holders of Limited Partnership Interests.

In March 2003, 2001, 2000 and 1998, distributions of approximately $1,509,000, $1,389,000, $1,980,000 and $1,997,000 and $15,000, $14,000, $20,000 and $20,000
were paid to the Limited Partners and General Partners, respectively, from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total distributions of approximately $1,524,000, $1,403,000, $2,000,000 and $2,017,000 for the years ended March 25, 2003, 2001, 2000 and 1998, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. With the exception of these distributions, the Partnership has made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2004. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes that receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests. These distributions will not be sufficient to return to Limited Partners the full amount of their original investment in the Partnership.

Item 6. Selected Financial Data.

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                                 Year Ended March 25,
                                  ---------------------------------------------------------------------------------
OPERATIONS                            2004             2003             2002             2001             2000
----------                        -------------    -------------    -------------    -------------    -------------
Revenues                          $   9,291,063    $  14,178,518    $  28,892,169    $  34,185,019    $  38,002,609
Operating expenses                   (3,779,536)      (7,202,590)     (16,215,466)     (28,223,218)     (35,058,379)
Minority interest                       112,743         (337,639)         213,740         (888,911)      (3,110,714)
                                  -------------    -------------    -------------    -------------    -------------

Income (loss) before
  extraordinary item                  5,624,270        6,638,289       12,890,443        5,072,890         (166,484)

Extraordinary item-
  forgiveness of indebted-
  ness                                        0       11,962,803       21,389,335       21,773,849       23,069,821
                                  -------------    -------------    -------------    -------------    -------------

Net income                        $   5,624,270    $  18,601,092    $  34,279,778    $  26,846,739    $  22,903,337
                                  =============    =============    =============    =============    =============

Income (loss) before ex-
  traordinary item per Unit       $         461    $         544    $       1,057    $         416    $         (14)
Extraordinary item per Unit                   0              981            1,754            1,785            1,892
                                  -------------    -------------    -------------    -------------    -------------

Net income per Unit               $         461    $       1,525    $       2,811    $       2,201    $       1,878
                                  =============    =============    =============    =============    =============

                                                                 Year Ended March 25,
                                  ---------------------------------------------------------------------------------
FINANCIAL POSITION                    2004             2003             2002             2001             2000
------------------                -------------    -------------    -------------    -------------    -------------
Total assets                      $   8,431,782    $  10,583,374    $  27,426,999    $  51,182,923    $  81,413,006
                                  =============    =============    =============    =============    =============

Long-term obligations             $  10,192,077    $  18,613,182    $  45,956,744    $ 103,353,307    $ 162,421,389
                                  =============    =============    =============    =============    =============

Total liabilities                 $  14,804,642    $  22,420,241    $  56,178,198    $ 113,797,425    $ 169,474,875
                                  =============    =============    =============    =============    =============

Minority interest                 $    (100,375)   $      59,888    $     222,153    $     638,628    $     635,465
                                  =============    =============    =============    =============    =============

During the years ended March 25, 2000, 2001, 2002, 2003 and 2004, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. Long-term obligations and total liabilities decreased for the years ended March 25, 2000, 2001, 2002, 2003 and 2004 primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes.

                  Selected Quarterly Financial Data (Unaudited)
                  ---------------------------------------------

                                                   Quarter Ended
                            ------------------------------------------------------------
                              June 25,      September 25,   December 25,      March 25,
OPERATIONS                      2003            2003            2003            2004
--------------------------  ------------    ------------    ------------    ------------
Revenues                    $    754,577    $  7,677,734    $    423,667    $    435,085

Operating expenses            (1,149,070)     (1,117,238)       (735,118)       (778,110)


Minority Interest                 (1,304)        126,427            (896)        (11,484)
                            ------------    ------------    ------------    ------------


Net (loss) income           $   (395,797)   $  6,686,923    $   (312,347)   $   (354,509)
                            ============    ============    ============    ============

Net (loss) income per
  Unit                      $        (32)   $        548    $        (26)   $        (29)
                            ============    ============    ============    ============

                                                   Quarter Ended
                            ------------------------------------------------------------
                              June 25,      September 25,   December 25,      March 25,
OPERATIONS                      2002            2002            2002            2003
--------------------------  ------------    ------------    ------------    ------------

Revenues                    $  1,982,707    $  3,224,244    $  3,529,709    $  5,441,858

Operating expenses            (2,178,640)     (1,864,150)     (1,502,553)     (1,657,247)

Minority Interest                 64,728        (145,658)         21,514        (278,223)
                            ------------    ------------    ------------    ------------

(Loss) income before
  extraordinary item            (131,205)      1,214,436       2,048,670       3,506,388

Extraordinary item-
  forgiveness of indebted-
  ness                         5,683,676      11,104,825        (242,779)     (4,582,919)
                            ------------    ------------    ------------    ------------

Net income (loss)           $  5,552,471    $ 12,319,261    $  1,805,891    $ (1,076,531)
                            ============    ============    ============    ============

(Loss) income before
  extraordinary item per
  Unit                      $        (11)   $        100    $        168    $        288
Extraordinary item per
  Unit                               466             910             (20)           (376)
                            ------------    ------------    ------------    ------------
Net income (loss) per
  Unit                      $        455    $      1,010    $        148    $        (88)
                            ============    ============    ============    ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

General
-------

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of fiscal year 2003, the Partnership had interests in four Local Partnerships. During the fiscal year ended March 25, 2004, the Partnership's Local Partnership Interests in two subsidiary partnerships were sold. Through the fiscal year ended March 25, 2004, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-eight subsidiary partnerships were sold. As of March 25, 2004, the Partnership owned interests in two Local Partnerships.

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

During the year ended March 25, 2004, cash and cash equivalents of the Partnership decreased approximately $360,000. This decrease is due to the principal payments of mortgage notes payable ($241,000), a decrease in the capitalization of minority interest ($48,000), costs paid relating to sale of properties ($1,000), net acquisitions of property and equipment ($88,000) and an increase in mortgage escrow deposits relating to investing activities ($229,000) which exceeded cash provided by operating activities ($156,000) and proceeds from the sale of properties ($90,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is gain on sale of properties ($6,904,000) and depreciation ($216,000).

Distributions aggregating approximately $0, $10,072,000 and $4,452,000 were made to the Partnership during the 2003, 2002 and 2001 Fiscal Years, respectively, of which approximately $0, $8,776,000 and $3,872,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, no payments were made as "additional" interest on the Purchase Money Notes for the 2003, 2002 and 2001 Fiscal Years, respectively.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,351,000, $3,439,000 and $3,217,000, were accrued and unpaid as of March 25, 2004, 2003 and 2002, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Government Programs and Regulations
-----------------------------------

For a discussion of Government Programs and Regulations see Item 1. Business.

Tabular Disclosure of Contractual Obligations
---------------------------------------------

The following table summarizes the Partnership's commitments as of March 25, 2004 to make future payments under its debt agreements and other contractual obligations.

                                      Less than       1 - 3         3 -5        More than
                          Total        1 Year         Years         Years        5 Years
                       -----------   -----------   -----------   -----------   -----------
Mortgage notes
   payable (a)         $ 2,664,025   $   188,409   $   416,538   $   475,743   $ 1,583,335
Purchase money
   notes payable (b)     2,009,344     2,009,344            --            --            --
Due to Selling Part-
   ners (c)              5,518,708     5,518,708            --            --            --
                       -----------   -----------   -----------   -----------   -----------

   Total               $10,192,077   $ 7,716,461   $   416,538   $   475,743   $ 1,583,335
                       ===========   ===========   ===========   ===========   ===========

(a) The mortgage notes are payable in aggregate monthly installments of approximately $13,000, including principal and interest at rates varying from 6.75% to 7% per annum, through July 2012. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse.

(b) Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates.

(c) The Purchase Money Notes generally provided for compound interest at rates which, in general, ranged from 9% to 10% per annum through August 31, 1989. Thereafter, simple interest has accrued, without further interest thereon, through maturity.

Off Balance Sheet Arrangements
------------------------------

The Partnership has no off-balance sheet arrangements.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Partnership's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

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

For the year ended March 25, 2004, the Partnership did not record a loss on impairment of assets. Through March 25, 2004, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

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

Except as described above, management is not aware of any trends or events, commitments or uncertainties, which have not been otherwise disclosed, that will or are likely to impact liquidity in a material way. Management believes the only impact would be from laws that have not yet been adopted. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy.

New Accounting Pronouncements
-----------------------------

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not anticipated to have a material impact on the Partnership's financial reporting and disclosures.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the Consolidated Balance Sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the 2003, 2002 and 2001 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding gain on sale of properties, forgiveness of indebtedness income, administrative and management, operating, repairs and maintenance and financial remained fairly constant for the 2003 Fiscal year as compared to the 2002 Fiscal year.

Net income during the 2003, 2002 and 2001 Fiscal Years totaled $5,624,270, $18,601,092 and $34,279,778, respectively.

2003 vs. 2002
-------------

Rental income decreased by 51% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding, Tall Pines, Northwoods III Apartments, Ware Manor, Oakwood Manor, Washington Highlands Apartments, Seymour O'Brien Manor Apartments, Vincennes NiBlack Apartments, Nottingham Woods Apartments, Robindale East Apartments, Shelton Beach Apartments, Northpointe II, Huntley #1, Huntley #2, Lexington Village and Pinewood which sold their properties and the related assets and liabilities and Saraland Apartments, Summer Arms Apartments, Cabarras Arms Associates and Hathaway Arms Associates in which the Partnership sold its Local Partnership interests (collectively, the "2003 Sold Assets"), rental income increased by approximately 5% during the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to rental rate increases.

Total expenses, excluding the 2003 Sold Assets, administrative and management, operating, and financial, remained fairly consistent with an increase of approximately 4% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Administrative and management decreased approximately 57% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, such expense increased approximately 41% primarily due to increased salaries and benefits at one Local Partnership and the write-off of uncollectible receivables at the Partnership level.

Operating decreased approximately 49% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, such expense increased approximately 19% primarily due to an increase in fuel costs and use at one Local Partnership.

Financial decreased approximately 63% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year. Excluding the 2003 Sold Assets, such expense decreased approximately 12% primarily due to decreases in interest due on smaller mortgage balances at one Local Partnership as well as decreases in interest rates relating to the Purchase Money Notes at the Partnership level.

Repairs  and  maintenance,   tax  and  insurance  and   depreciation   decreased
approximately 53%, 57% and 72%, respectively for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to decreases in the Sold Assets.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties.

2002 vs. 2001
-------------

Rental income decreased by 59% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding Bellfort Apartments, Valley Arms, Conifer 307, Cloisters (Sundown), Conifer 208, West Scenic Apartments, Tall Pines, Northwoods III Apartments, Ware Manor, Oakwood Manor, Washington Highlands Apartments, Seymour O'Brien Manor Apartments, Vincennes NiBlack Apartments, Nottingham Woods Apartments, Robindale East Apartments, Shelton Beach Apartments, Northpointe II, Huntley #1, Huntley #2, Lexington Village and Pinewood which sold their properties and the related assets and liabilities and Southside Village Apartments, University Gardens Apartments, Hackley Village, Greenwood Manor, Malvern Manor, Hereford Manor, Henslee Heights, Southwest Apartments, Saraland Apartments and Summer Arms Apartments in which the Partnership sold its Local Partnership interests (collectively, the "2002 Sold Assets"), rental income increased by approximately 6% during the 2002 Fiscal Year as compared to the 2001 Fiscal Year primarily due to rental rate increases.

Other income decreased approximately 54% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, other income decreased approximately 30% primarily due to a decrease in interest income in 2002 at one Local Partnership and the Partnership level as a result of lower interest rates.

Total expenses, excluding the 2002 Sold Assets, administrative and management, taxes and insurance and financial, remained fairly consistent with a decrease of approximately 8% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year.

Administrative and management decreased approximately 46% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, such expense decreased approximately 17% primarily due to a decrease in legal fees in 2002.

Taxes and insurance decreased approximately 43% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, such expense increased approximately 19% primarily due to an increase in insurance premiums at the Local Partnerships.

Financial decreased approximately 73% for the 2002 Fiscal Year as compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, such expense decreased approximately 17% primarily due to a decrease in the prime interest rate in 2002.

Administrative and management-related parties, operating, repairs and maintenance and depreciation decreased approximately $474,000, $1,345,000, $1,785,000 and $585,000 respectively, during the 2002 Fiscal Year compared to the 2001 Fiscal Year. Excluding the 2002 Sold Assets, such expenses increased (decreased) approximately $(104,000), $27,000, $(53,000) and $1,000, respectively, during the 2002 Fiscal Year compared to the 2001 Fiscal Year.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of properties.

Other
-----

The Partnership's investment as a limited partner in the Local Partnerships is subject to the risks incident to the management and ownership of improved real estate. The Partnership's investments also could be adversely affected by poor economic conditions, which generally could increase vacancy levels, rental payment defaults, and operating expenses, any or all of which could threaten the financial viability of one or more of the Local Partnerships.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk.

The Partnership does not have any market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data.
                                                                      Sequential
                                                                         Page
(a) 1.   Financial Statements                                         ----------

         Report of Independent Registered Public Accounting Firm          22

         Consolidated Balance Sheets at March 25, 2004 and 2003           69

         Consolidated Statements of Income for the Years Ended
         March 25, 2004, 2003 and 2002                                    70

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 25, 2004, 2003 and 2002                71

         Consolidated Statements of Cash Flows for the Years Ended
         March 25, 2004, 2003 and 2002                                    72

         Notes to Consolidated Financial Statements                       75

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2004 and 2003, and the related consolidated statements of income, changes in partners' deficit, and cash flows for the years ended March 25, 2004, 2003 and 2002 (the 2003, 2002 and 2001 Fiscal Years, respectively). The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 4 (2003 Fiscal Year), 15 (2002 Fiscal Year) and 31 (2001 Fiscal Year) subsidiary partnerships whose net income (losses) aggregated $805,748, $3,741,030 and ($1,523,249) for the 2003, 2002 and 2001 Fiscal Years,
respectively, and whose assets constituted 88% and 86% of the Partnership's assets at March 25, 2004 and 2003, respectively, presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2004 and 2003, and the results of their operations and their cash flows for the years ended March 25, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. As of March 25, 2004, the Partnership has disposed of fifty-nine of its sixty-one original investments. One additional investment is listed for sale and the remaining investment is expected to be liquidated during 2004.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money
Notes are now extended, with maturity dates through June 2004 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 6, 2004

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

/s/ Bordman & Winnick
Certified Public Accountants
EIN 38-2900295

West Bloomfield, MI
January 8, 2002

[Letterhead of Bordman & Winnick]

Independent Auditor's Report

To the Partners of
Nu-Elm Apartments

We have audited the accompanying balance sheet of Nu-Elm Apartments (A Limited Partnership) as of December 31, 2003, and the related statements of operations and changes in partner's equity and cash flows for the year then ended. These financial statements are the responsibility of Nu-Elm Apartments' management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nu-Elm Apartments as of December 31, 2003, and the results of its operations and the changes in partners' equity and cash flows for the year then ended in conformity with generally accepted accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued our reports dated January 24, 2004 on our consideration of Nu-Elm Apartments' internal control and on our tests of the compliance with certain provisions of laws, regulations, contracts, and grants. Those report are an integral part of the audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report in considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information (shown on 10 to 12) and the accompanying Financial Data Templates are presented for the purposes of additional analysis and are not a required part of the basic financial statements of Nu-Elm Apartments. Such information has been subject to the auditing procedures applied in the audit of basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 24, 2004

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

/s/ Blume Loveridge & Co., PLLC
Bellevue, Washington
February 8, 2002

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Cabarrus Arms Associates
Atlanta, Georgia

We have audited the balance sheets of Cabarrus Arms Associates ("the Partnership") as of June 30, 2003, and the related statements of operations, changes in partners' capital (deficit) and cash flows for six months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at June 30, 2003, and the results of its operations and its cash flows for six months then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
July 31, 2003

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

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
February 8, 2002, except for Note I,
   which is as of February 14, 2002

[Letterhead of WILLIAMS BENATOR & LIBBY, LLP]

INDEPENDENT AUDITORS' REPORT

Partners
Hathaway Court Associates
Atlanta, Georgia

We have audited the balance sheets of Hathaway Court Associates ("the Partnership") as of June 30, 2003, and the related statements of operations, changes in partners' deficit, and cash flows for the six months then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hathaway Court Associates at June 30, 2003, and the results of its operations and its cash flows for the six months then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
July 31, 2003

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

[Letterhead of maudlin & Jenkins]

INDEPENDENT AUDITORS' REPORT

To the Partners
Tall Pines Associates
LaGrange, Georgia

We have audited the accompanying balance sheets of Tall Pines Associates (a limited partnership) as of June 20, 2001 through December 31, 2000 and 1999, and the related statements of operations, changes in partners' equity and cash flows for the period of January 1, 2001 to June 20, 2001 and for years ended December 31, 2000 and 1999. This financial statement is the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 11, 2002

[Letterhead of Bordman & Winnick]

INDEPENDENT AUDITOR'S REPORT

To the Partners of
Pebble Creek LDHA

We have audited the accompanying balance sheet of MSHDA Development No. 277 of Pebble Creek LDHA (A Michigan Limited Partnership) as of December 31, 2003, and the related statements of Profit and Loss, and changes in accumulated earnings and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements above present fairly, in all material respects, the financial position of MSHDA Development No. 277, Pebble Creek LDHA, as of December 31, 2003, and the results of its operations and the changes in cumulative income and its cash flows for the year then ended in conformity with generally accepted accounting principles.

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

In accordance with Government Auditing Standards, we have also issued a report dated January 26, 2004 on our consideration of the partnership's internal control structure on its compliance with laws and regulations.

/s/ Bordman & Winnick
Certified Public Accountants
West Bloomfield, MI
January 26, 2004

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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
January 21, 2002

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                         March 25,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Property and equipment - net, less accumulated
  depreciation (Notes 2, 4 and 6)                              $  3,347,387    $  3,478,246
Property and equipment -
  held for sale (Notes 2, 4, 6 and 7)                             1,281,404       2,465,394
Cash and cash equivalents (Notes 2 and 11)                          864,630       1,224,252
Cash - restricted for tenants' security deposits (Note 3)           208,827         127,214
Mortgage escrow deposits (Notes 3, 5 and 6)                       2,337,548       2,754,151
Prepaid expenses and other assets (Note 8)                          391,986         534,117
                                                               ------------    ------------

Total assets                                                   $  8,431,782    $ 10,583,374
                                                               ============    ============


                        LIABILITIES AND PARTNERS' DEFICIT


Liabilities
  Mortgage notes payable (Notes 3 and 6)                       $  2,664,025    $  5,059,854
  Purchase money notes payable (Notes 3 and 7)                    2,009,344       3,635,924
  Due to selling partners (Notes 3 and 7)                         5,518,708       9,917,404
  Accounts payable, accrued expenses and other liabilities          139,811         153,890
  Tenants' security deposits payable                                 83,420         119,183
  Due to general partners of subsidiaries and their
   affiliates (Note 8)                                               32,400          22,391
  Due to general partners and affiliates (Note 8)                 4,356,934       3,511,595
                                                               ------------    ------------

                                                                 14,804,642      22,420,241
                                                               ------------    ------------

Minority interest (Note 2)                                         (100,375)         59,888
                                                               ------------    ------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' deficit
   Limited partners                                              (5,672,236)    (11,240,263)
   General partners                                                (600,249)       (656,492)
                                                               ------------    ------------

                                                                 (6,272,485)    (11,896,755)
                                                               ------------    ------------

Total liabilities and partners' deficit                        $  8,431,782    $ 10,583,374
                                                               ============    ============

See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended March 25,
                                                      -------------------------------------------
                                                          2004           2003            2002
                                                      ------------   ------------    ------------
Revenues
Rentals, net                                          $  2,186,458   $  4,505,438    $ 11,017,460
Other                                                      200,991        434,385         947,492
Gain on sale of properties (Note 10)                     6,903,614      9,238,695      16,927,217
                                                      ------------   ------------    ------------
Total revenues                                           9,291,063     14,178,518      28,892,169
                                                      ------------   ------------    ------------

Expenses
Administrative and management                              557,096      1,282,928       2,385,647
Administrative and management-related parties
  (Note 8)                                               1,333,689      1,341,084       1,815,488
Operating                                                  414,620        814,883       2,159,557
Repairs and maintenance                                    468,092        985,589       2,771,078
Taxes and insurance                                        368,451        866,716       1,522,710
Financial, principally interest                            421,318      1,132,302       4,196,910
Depreciation                                               216,270        779,088       1,364,076
                                                      ------------   ------------    ------------
Total expenses                                           3,779,536      7,202,590      16,215,466
                                                      ------------   ------------    ------------

Income before minority interest and
  extraordinary item                                     5,511,527      6,975,928      12,676,703

Minority interest loss (income) of subsidiaries            112,743       (337,639)        213,740
                                                      ------------   ------------    ------------

Income before extraordinary item                         5,624,270      6,638,289      12,890,443
Extraordinary item-forgiveness of
  indebtedness income (Notes 6 and 10)                           0     11,962,803      21,389,335
                                                      ------------   ------------    ------------

Net income                                            $  5,624,270   $ 18,601,092    $ 34,279,778
                                                      ============   ============    ============

Limited Partners Share:
Income before extraordinary item                      $  5,568,027   $  6,571,906    $ 12,761,539
Extraordinary item                                               0     11,843,175      21,175,442
                                                      ------------   ------------    ------------

Net income - limited partners                         $  5,568,027   $ 18,415,081    $ 33,936,981
                                                      ============   ============    ============

Number of units outstanding                                 12,074         12,074          12,074
                                                      ============   ============    ============

Income before extraordinary item per
  limited partner unit                                $        461   $        544    $      1,057
Extraordinary item per limited partner unit                      0            981           1,754
                                                      ------------   ------------    ------------

Net income per limited partnership unit$                       461   $      1,525    $      2,811
                                                      ============   ============    ============

See accompanying notes to consolidated financial statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                    Limited          General
                                    Total           Partners         Partners
                                 ------------     ------------     ------------
Balance - March 26, 2001         $(63,253,130)    $(62,083,074)    $ (1,170,056)

Net income                         34,279,778       33,936,980          342,798
                                 ------------     ------------     ------------

Balance - March 25, 2002          (28,973,352)     (28,146,094)        (827,258)

Net income                         18,601,092       18,415,081          186,011

Distributions                      (1,524,495)      (1,509,250)         (15,245)
                                 ------------     ------------     ------------

Balance - March 25, 2003          (11,896,755)     (11,240,263)        (656,492)

Net income                          5,624,270        5,568,027           56,243
                                 ------------     ------------     ------------

Balance - March 25, 2004         $ (6,272,485)    $ (5,672,236)    $   (600,249)
                                 ============     ============     ============

See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  Year Ended March 25,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Cash flows from operating activities:
Net income                                            $  5,624,270    $ 18,601,092    $ 34,279,778
                                                      ------------    ------------    ------------
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Gain on sale of properties                              (6,903,614)     (9,238,695)    (16,927,217)
Extraordinary item-forgiveness of
  indebtedness income                                            0     (11,962,803)    (21,389,335)
Depreciation                                               216,270         779,088       1,364,076
Minority interest in (loss) income of subsidiaries        (112,743)        337,639        (213,740)
(Increase) decrease in assets:
Cash-restricted for tenants' security deposits            (120,441)         38,680          60,234
Mortgage escrow deposits - operating                       (62,594)        386,089          45,298
Prepaid expenses and other assets                           79,836        (212,554)         14,827
Increase (decrease) in liabilities:
Due to selling partners                                    424,737       1,012,395       3,787,630
Payments of interest to selling partners                         0      (2,966,329)       (115,683)
Accounts payable, accrued expenses and
  other liabilities                                         89,806         836,904        (261,696)
Tenants' security deposits payable                             726         (63,193)        (37,030)
Due to general partners of subsidiaries and
  their affiliates                                          12,799          12,974          19,584
Due to general partners of subsidiaries and
  their affiliates                                          (2,790)        (98,827)              0
Due to general partners and affiliates                     909,953         267,324         731,026
                                                      ------------    ------------    ------------

  Total adjustments                                     (5,468,055)    (20,871,308)    (32,922,026)
                                                      ------------    ------------    ------------

Net cash provided by (used in) operating activities        156,215      (2,270,216)      1,357,752
                                                      ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of properties                            90,000      12,787,113      15,419,779
Costs paid relating to sale of properties                     (787)       (595,318)       (556,642)
Acquisitions of property and equipment                     (88,251)        (78,873)       (353,374)
Acquisitions of property and equipment -
  held for sale                                               (203)        (85,400)       (105,102)
(Increase) decrease in mortgage escrow deposits           (228,576)        451,155        (236,255)
                                                      ------------    ------------    ------------
Net cash (used in) provided by investing activities       (227,817)     12,478,677      14,168,406
                                                      ------------    ------------    ------------

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                  Year Ended March 25,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Cash flows from financing activities:
Principal payments of purchase money notes                       0      (5,809,460)     (3,776,208)
Principal payments of mortgage notes payable              (240,500)     (6,117,927)    (10,120,797)
Distributions paid                                               0      (1,524,495)     (1,402,535)
Decrease in capitalization of
  minority interest                                        (47,520)       (499,904)       (202,735)
                                                      ------------    ------------    ------------
Net cash used in financing activities                     (288,020)    (13,951,786)    (15,502,275)
                                                      ------------    ------------    ------------

Net (decrease) increase in cash and
  cash equivalents                                        (359,622)     (3,743,325)         23,883
Cash and cash equivalents at beginning of year           1,224,252       4,967,577       4,943,694
                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year              $    864,630    $  1,224,252    $  4,967,577
                                                      ============    ============    ============

Supplemental disclosure of cash flows
  information:
Cash paid during the year for interest                $     25,884    $  3,045,739    $    609,095
                                                      ============    ============    ============

Supplemental disclosures of noncash investing
  and financing activities:
Increase in property and equipment-held for
  sale reclassified from property and equipment       $      2,893    $    784,434    $  4,975,310
Increase in deferred revenue reclassified from
  purchase money notes payable and due to
  selling partners                                               0               0       5,906,928

Summarized below are the components of the
  forgiveness of indebtedness:
  Decrease in purchase money notes payable            $          0    $   (789,814)   $ (3,078,993)
  Decrease in due to selling partners                            0      (7,782,197)    (14,470,986)
  Decrease in deferred revenue on sale
   of properties                                                 0      (5,906,928)     (3,839,356)


     CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (continued)

                                                                  Year Ended March 25,
                                                      --------------------------------------------
                                                          2004            2003            2002
                                                      ------------    ------------    ------------
Summarized below are the components
  of the gain on sale of properties:
  Decrease in property and equipment,
   net of accumulated depreciation                    $          0    $    836,680    $  8,824,210
  Decrease in property and equipment -
   held for sale                                         1,187,033       9,624,144      12,232,872
  Decrease in cash - restricted for tenants'
   security deposits                                        38,828         138,645         176,886
  Decrease in mortgage escrow deposits                     707,773         785,516       1,468,683
  Decrease in prepaid expenses and
   other assets                                             62,295         437,130         287,452
  Decrease in mortgage notes payable                    (2,155,329)     (1,959,702)     (4,494,870)
  Decrease in purchase money notes payable              (1,626,580)     (1,449,327)     (5,210,794)
  Decrease in due to selling partners                   (4,823,433)     (3,997,337)    (14,008,934)
  Increase in deferred revenue on sale
   of properties                                                 0           1,100               0
  Decrease in accounts payable, accrued
   expenses and other liabilities                         (103,885)     (1,270,505)       (795,917)
  Decrease in tenant's security deposits payable           (36,489)       (101,544)       (161,000)
  Decrease in due to general partners of
   subsidiaries and their affiliates                             0          (6,500)         (3,105)
  Decrease in due to general partners and
   affiliates                                              (64,614)        (85,200)       (379,563)


See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004


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

The General Partners of the Partnership are Assisted Housing Associates Inc., (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with The Related Companies, L.P. ("Related"), a New York limited partnership, and
Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership, which is also affiliated with Related. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985.

As of March 25, 2004, the Partnership holds a 98.99% limited partnership interest in each of the two remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. During the fiscal year ended March 25, 2004, the Partnership's Local Partnership Interests in two subsidiary partnerships were sold. Through the fiscal year ended March 25, 2004, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-eight subsidiary partnerships were sold, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.


NOTE 2 - Summary of Significant Accounting Policies

a) Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 4,13 and 30, subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2004, 2003 and 2002, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. The Partnership continues to hold its interest in certain subsidiary partnerships which have sold their properties and have not formally liquidated. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $5,000 and $49,000 for the years ended March 25, 2004 (the "2003 Fiscal Year"), March 25, 2003 (the "2002 Fiscal Year") and March 25, 2002 (the "2001 Fiscal Year"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

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

For the year ended March 25, 2004, the Partnership has not recorded a loss on impairment of assets. Through March 25, 2004, the Partnership has recorded approximately $7,682,000 as a loss on impairment of assets.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



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


Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans.

The estimated fair values of the Partnership's mortgage notes payable are as follows:

                                           March 25, 2004              March 25, 2003
                                     -------------------------   -------------------------
                                      Carrying                    Carrying
                                       Amount      Fair Value      Amount      Fair Value
                                     ----------   ------------   ----------   ------------
Mortgage notes payable for
  which it is:
Practicable to estimate fair value   $2,664,025   $  2,664,025   $5,059,854   $  5,502,323

Purchase money notes
  payable for which it is:
Not practicable to estimate
  fair value                         $2,009,344            (a)   $3,635,924            (a)

Due to selling partners for
  which it is:
Not practicable to estimate
  fair value                         $5,518,708            (a)   $9,917,404            (a)

(a) For the reasons discussed in Note 7, it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



NOTE 4 - Property and Equipment and Property and Equipment

The components of property and equipment and their estimated useful lives are as follows:

                                           March 25,
                                  --------------------------     Estimated
                                     2004           2003        Useful Lives
                                  -----------    -----------    ------------
Land                              $   266,942    $   266,942
Buildings and improvements          6,382,807      6,382,726    5 - 40 Years
Furniture and fixtures                185,528        100,334    3 - 10 Years
                                  -----------    -----------

                                    6,835,277      6,750,002

Less:  Accumulated depreciation    (3,487,890)    (3,271,756)
                                  -----------    -----------

                                  $ 3,347,387    $ 3,478,246
                                  ===========    ===========

Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

Depreciation expense for the years ended March 25, 2004, 2003 and 2002 amounted to $216,270, $779,088 and $1,364,076, respectively.

During the year ended March 25, 2004, there was a decrease in accumulated depreciation in the amount of $136 due to write offs on dispositions.

The components of property and equipment held for sale are as follows:

                                                           March 25,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------
Land                                              $   100,552    $   421,499
Buildings and improvements                          1,900,797      8,216,060
Furniture and fixtures                                425,511        698,306
                                                  -----------    -----------

                                                    2,426,860      9,335,865

Less:  Accumulated depreciation                    (1,145,456)    (6,870,471)
                                                   -----------    -----------

                                                  $ 1,281,404    $ 2,465,394
                                                  ===========    ===========

During the year ended March 25, 2004 there was a decrease in accumulated depreciation on assets held for sale in the amount of $5,725,015 due to write offs on dispositions.


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits consist of the following:

                                                           March 25,
                                                  --------------------------
                                                     2004           2003
                                                  -----------    -----------
Reserves for replacements                         $ 1,664,428    $ 2,072,906
Real estate taxes, insurance and other                673,120        681,245
                                                  -----------    -----------

                                                  $ 2,337,548    $ 2,754,151
                                                  ===========    ===========

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004

NOTE 6 - Mortgage Notes Payable

The mortgage notes are payable in aggregate monthly installments of approximately $13,000, including principal and interest at rates varying from 6.75% to 7% per annum, through July 2012. Each subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. Under the terms of regulatory agreements with the Secretary of HUD, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was in the range of 1% - 3% per annum; the balance was subsidized under Section 236 of the National Housing Act.

Annual principal payment requirements for each of the next five years are as follows:

                                Amount
                             ------------
2004                         $  188,409
2005                            201,352
2006                            215,186
2007                            229,971
2008                            245,772
Thereafter                    1,583,335
                              ---------
Total                        $2,664,025
                             ==========

The mortgage agreements require monthly deposits to replacement reserves of approximately $9,000 and monthly deposits to escrow accounts for real estate taxes, hazard, and mortgage insurance and other (Note 5).


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

The Purchase Money Notes, which provide for simple interest, will not be in default if not less than 60% of the cash flow actually distributed to the
Partnership by the corresponding subsidiary partnership (generated by the operations, as defined) is applied first to accrued interest and then to current interest thereon. Any interest not paid currently accrues, without further interest thereon, through the extended due date of the Purchase Money Note. Continued accrual of such interest beyond the initial term, without payment, reduces the effective interest rate of 9%. The exact effect is not determinable inasmuch as it is dependent on the actual future interest payments and the ultimate repayment dates of the Purchase Money Notes. The Purchase Money Notes, after the extended maturity dates, call for the simple accrual of interest on the balance of principal, interest and Purchase Money Note Extension Fees Payable as of the date of maturity at one of the following two rates: (i) the lesser of 12% or the legally allowable rate; or (ii) the lesser of prime plus 2% or the lowest legally allowable rate. Unpaid interest of approximately $5,519,000 and $9,917,000 as of March 25, 2004 and 2003, respectively, has been accrued and is included in due to selling partners in the consolidated balance sheets. In general, the interest on and the principal of each Purchase Money
Note is also payable to the extent of the Partnership's actual receipt of proceeds of the sale or refinancing of the Apartment Complex.

The Partnership originally extended the terms of the two remaining Purchase Money Notes (with maturity dates of October 1996) for up to three additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase
Money Notes. Of such fees incurred, $23,210 was accrued and added to the Purchase Money Notes balance. The extension fees have been fully amortized over the term of the extensions. Additionally, an oral agreement was reached that extended the maturity dates of the remaining Purchase Money Notes through June 2004. Further extensions, until such properties are sold, are currently in the discussion stage. The Partnership is working with the Local General Partners and Purchase Money Note holders to refinance or sell the properties. No assurance can be given that management's efforts will be successful. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0, $10,072,000 and $4,452,000 were made to the Partnership during each of the years ended March 25, 2004, 2003 and 2002, respectively, of which approximately $0, $8,776,000 and $3,872,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, no payments were made as "additional" interest on the Purchase Money Notes for the 2003, 2002 and 2001 Fiscal Years, respectively.


NOTE 8 - Related Party Transactions

The costs incurred to related parties were as follows:

                                                           Year Ended March 25,
                                                   ------------------------------------
                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Partnership management fees (a)                    $1,142,000   $1,052,162   $1,069,239
Expense reimbursement (b)                              89,509       82,193      150,097
Local administrative fee (c)                            3,750       16,250       38,750
                                                   ----------   ----------   ----------
Total general and administrative-
  General Partners                                  1,235,259    1,150,605    1,258,086
                                                   ----------   ----------   ----------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners                                     98,430      190,479      557,402
                                                   ----------   ----------   ----------

Total general and administrative-related parties   $1,333,689   $1,341,084   $1,815,488
                                                   ==========   ==========   ==========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $4,416,000 and $3,524,000 were accrued and unpaid as of March 25, 2004 and 2003, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to $57,095 and $37,858 were accrued and unpaid as of March 25, 2004 and 2003, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



NOTE 9 - Income Taxes

A reconciliation of the financial statement net income to the income tax income for the Partnership and its subsidiaries is as follows:

                                                               Year Ended December 31,
                                                    --------------------------------------------
                                                        2003            2002            2001
                                                    ------------    ------------    ------------
Financial statement net income                      $  5,624,270    $ 18,601,092    $ 33,764,246
Difference resulting from parent company
  having a different fiscal year for income tax
  and financial reporting purposes                       (56,186)       (454,038)     (1,151,548)
Difference resulting primarily from depreciation
  and amortization expense recorded for financial
  reporting purposes and income tax purposes             157,985         558,422       1,698,402
Difference between gain on sale of assets
  recorded for financial reporting purposes and
  for income tax purposes                                639,121      15,087,741      18,142,817
Difference between a forgiveness of indebtedness
  income recorded for financial reporting
  purposes and for income tax purposes                         0       3,140,441     (14,208,768)
Other, including accruals for financial reporting
  purposes not deductible for tax purposes
  until paid                                            (142,155)         41,967      (1,127,675)
                                                    ------------    ------------    ------------
Income as shown on the income tax return
  for the calendar year ended                       $  6,223,035    $ 36,975,625    $ 37,117,474
                                                    ============    ============    ============

NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2004, the Partnership had disposed of fifty-nine of its sixty-one original investments. One additional investment is listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during 2004. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and noteholders generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of each property.

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

On March 28, 2003, the Partnership's Limited Partnership Interest in Saraland Apartments ("Saraland") was transferred to the U.S. Environmental Protection Agency pursuant to the First Amended Bankruptcy Plan by order of the United States Bankruptcy Court in Dallas, TX, resulting in a gain of approximately $350,000. No proceeds were used to pay off the Purchase Money Note and accrued interest, which had a total outstanding balance of approximately $2,124,000, resulting in additional gain of approximately $2,124,000 which was recognized during the year ended March 25, 2003.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



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

On December 20, 2002, the property and related assets and liabilities of Conifer 317 ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in forgiveness of indebtedness income of approximately $180,000.

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

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $735,000, resulting in a loss of approximately $527,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in forgiveness of indebtedness income of such amount. The auditors for Robindale modified their Fiscal Year 2003 report due to the uncertainty of this subsidiary partnership to continue in existence since the sole revenue producing asset was sold during the year.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



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

On August 15, 2001, the Partnership's Limited Partnership Interest in Hackley Village ("Hackley") was assigned to the Local General Partner resulting in a loss of approximately $522,000. The Partnership paid approximately $9,000 to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,816,000, resulting in gain on sale of property of such amount.

On August 14, 2001, the Partnership's Limited Partnership Interest in University Gardens Apts. ("University") was sold to the Local General Partner for $5,000, resulting in a loss in the amount of $330,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,246,000, resulting in gain on sale of property of such amount.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



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


NOTE 11 - Commitments and Contingencies

a) Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 6% to 10% of gross rental revenues. Such management fees amounted to $152,044, $691,345 and $889,446 for the 2003, 2002
and 2001 Fiscal Years, respectively.

b) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2004, uninsured cash and cash equivalents approximated $646,000.

c) Housing Assistance Payments Contracts

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2004



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

d) Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable

Item 9A. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of the Assisted General Partner, the Related General Partner and Cambridge/Related, the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

The Partnership has no directors or executive officers. The Partnership's affairs are managed and controlled by the General Partners. The Partnership has not adopted a separate code of ethics because the Partnership has no directors or executive officers. However, the parent company of Related Capital Company ("RCC"), which controls our General Partners, has adopted a code of ethics. See http://www.chartermac.com

Assisted Housing Associates, Inc. ("Assisted General Partner"), Related Beta Corporation ("Related General Partner") and Cambridge/Related Associates Limited Partnership ("Cambridge/Related") are all affiliates of RCC. The general partner of RCC is The Related Realty Group, Inc. The general partners of Cambridge/Related are the Assisted General Partner and The Related General Partner. On November 17, 2003, CharterMac acquired RCC, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of the Related General Partner. Alan P. Hirmes replaced Stephen M. Ross as Director of the Related General Partner and Michael Brenner as Director of the Assisted General Partner, each effective April 1, 2004, as a result of this acquisition. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

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

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

Stuart J. Boesky                    Vice President

Denise Kiley                        Vice President

Marc D. Schnitzer                   Vice President

Mark E. Carbone                     Vice President

Glenn F. Hopps                      Treasurer

Teresa Wicelinski                   Secretary


ALAN P. HIRMES, 49, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Vice President of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 48, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

DENISE L. KILEY, 44, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac.

MARC D. SCHNITZER, 43, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

MARK E. CARBONE, 47, rejoined Capital in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 41, joined Capital in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 38, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

Name                                Position
----                                --------

Alan P. Hirmes                      Director and President

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

At March 25, 2004, security ownership by the General Partners and their affiliates is as listed:

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
                                                                     ------


                                                                     100.0%
                                                                     ======

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

Item 14. Principal Accountant Fees and Services.

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 25, 2004 and 2003 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $38,500 and $38,500, respectively.

Audit Related Fees
------------------
None.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2003 and 2002 were $11,500 and $11,000, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm          22

         Consolidated Balance Sheets at March 25, 2004 and 2003           69

         Consolidated Statements of Income for the Years Ended
         March 25, 2004, 2003 and 2002                                    70

         Consolidated Statements of Changes in Partners' Deficit
         for the Years Ended March 25, 2004, 2003 and 2002                71

         Consolidated Statements of Cash Flows for the Years Ended
         March 25, 2004, 2003 and 2002                                    72

         Notes to Consolidated Financial Statements                       75

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm          95

         Schedule I - Condensed Financial Information of Registrant       96

         Schedule III - Real Estate and Accumulated Depreciation          99

         The remaining schedules are omitted because the required information is included in the financial statements and notes thereto, or they are not applicable or not required.

(a) 3.   Exhibits
         --------

(3) Amended and Restated Agreement and Certificate of Limited Partnership as filed with the Secretary of State of the State of the Commonwealth of Massachusetts.**

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                                   90

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

(32.1)   Certification Pursuant to Rule  13a-14(b) or Rule
         15d-14(b) and Section 1350 of Title 18 of the United States
         Code (18 U.S.C. 1350).                                           93

**       Incorporated by reference to exhibits filed with  Amendment
         No. 1 to Cambridge Advantaged Properties L.P.'s Registration
         Statement on Form S-11 Registration File No. 2-91993.            94

(b)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the quarter.

(c)      Subsidiaries of the Registrant (Exhibit 21)
         ------------------------------

                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------

         Nu-Elm Apartments                                               MO
         Pebble Creek LDHA                                               MI

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


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                                    By: RELATED BETA CORPORATION
                                        a General Partner

Date:  June 15, 2004

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Director and President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date:  June 15, 2004

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Director and President


                                    By: CAMBRIDGE AND RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date:  June 15, 2004

                                            By:  /s/ Alan P. Hirmes
                                                 ------------------
                                                 Alan P. Hirmes
                                                 Director and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                                Title                       Date
------------------       ---------------------------------------     -----------



                         Director and President (chief executive
/s/ Alan P. Hirmes       and financial officer) of Related Beta
------------------       Corporation and Assisted
Alan P. Hirmes           Housing Associates, Inc.                  June 15, 2004



/s/ Glenn F. Hopps       Treasurer (chief accounting
------------------       officer) of Related Beta Corporation
Glenn F. Hopps           and Assisted Housing Associates, Inc.     June 15, 2004

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                           13A-14(A) OR RULE 15D-14(A)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 25, 2004 of the Partnership;

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

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

          b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

          c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this annual report based on such evaluation; and

          d) disclosed in this annual report any change in the Partnership's internal control over financial reporting that occurred during the period ending March 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

          a) all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls over financial reporting.


                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer
                               June 15, 2004

                                                                    Exhibit 32.1


                             CERTIFICATION PURSUANT
                       TO RULE 13A-14(B) OR RULE 15D-14(B)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-K for the period ending March 25, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Partnership.


A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the SEC or its staff upon request.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 15, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated May 6, 2004 on page 22, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2003, 2002 and 2001 Fiscal Years and Schedule III at March 25, 2004. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As discussed in Note 10, the Partnership is currently in the process of disposing of its investments. As of March 25, 2004, the Partnership has disposed of fifty-seven of its sixty-one original investments. Three additional investments are listed for sale and the remaining investment is expected to be liquidated during 2004.

As discussed in Note 7, the principal of and all accrued interest on the Purchase Money Notes are due at final maturity. The remaining Purchase Money
Notes are now extended, with maturity dates through June 2004 and the Partnership is attempting to refinance or sell the properties. It is uncertain as to whether the proceeds from such sales will be sufficient to meet the outstanding balances of the Purchase Money Notes and accrued interest thereon. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
May 6, 2004

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                            CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                         March 25,
                                                               ----------------------------
                                                                   2004            2003
                                                               ------------    ------------
Cash and cash equivalents                                      $    675,787    $    970,273
Investment in and advances to subsidiary partnerships             4,601,026       4,312,170
Other assets                                                        328,635         415,566
                                                               ------------    ------------

Total assets                                                   $  5,605,448    $  5,698,009
                                                               ============    ============


                        LIABILITIES AND PARTNERS' DEFICIT


Purchase money notes payable                                   $  2,009,344    $  3,635,924
Due to general partner and affiliates                             4,350,684       3,439,463
Due to selling partners                                           5,518,708       9,917,404
                                                               ------------    ------------

Total liabilities                                                11,878,736      16,992,791

Partners' deficit                                                (6,273,288)    (11,294,782)
                                                               ------------    ------------

Total liabilities and partners' deficit                        $  5,605,448    $  5,698,009
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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT



               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP


                         CONDENSED STATEMENTS OF INCOME

                                                              Year Ended March 25,
                                                  --------------------------------------------
                                                      2004            2003            2002
                                                  ------------    ------------    ------------
Revenues

Other income                                      $     29,852    $     53,011    $     94,778
                                                  ------------    ------------    ------------

Expenses
Administrative and management                          205,911         139,595         297,794
Administrative and management-related parties        1,231,509       1,134,355       1,219,336
Financial, principally interest                        424,737       1,012,395       3,787,630
                                                  ------------    ------------    ------------

Total expenses                                       1,862,157       2,286,345       5,304,760
                                                  ------------    ------------    ------------

Loss from operations                                (1,832,305)     (2,233,334)     (5,209,982)
Gain on sale of investments in subsidiary
  partnerships                                       6,770,626       5,690,236      15,998,925
Forgiveness of indebtedness income                           0      11,962,803      21,389,335
Distribution income of subsidiary partnerships
  in excess of investments                                   0         139,402         845,503
Equity in income of subsidiary partnerships (*)         83,173       1,924,909       1,189,720
                                                  ------------    ------------    ------------

Net income                                        $  5,021,494    $ 17,484,016    $ 34,213,501
                                                  ============    ============    ============

(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $455,279, $1,119,403 and $445,165 for the years ended March 25, 2004, 2003 and 2002.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                             Year Ended March 25,
                                                 --------------------------------------------
                                                     2004            2003            2002
                                                 ------------    ------------    ------------
Cash flows from operating activities:
Net income                                       $  5,021,494    $ 17,484,016    $ 34,213,501
                                                 ------------    ------------    ------------

Adjustments to reconcile net income
  to net cash used in operating activities:
Gain on sale of investments in subsidiary
  partnerships                                     (6,770,626)     (5,690,236)    (15,998,925)
Forgiveness of indebtedness income                          0     (11,962,803)    (21,389,335)
Equity in income of subsidiary partnerships           (83,173)     (1,924,909)     (1,189,720)
Distribution income of subsidiary partnerships
  in excess of investments                                  0        (139,402)       (845,503)
Decrease in other assets                              111,861          58,240          19,709

Increase (decrease) in liabilities:
Due to general partners and affiliates                911,221         360,697         696,027
Due to selling partners                               424,737       1,012,395       3,787,630
Payments to selling partners                                0      (2,966,329)       (115,683)
Other liabilities                                           0        (142,948)         21,729
                                                 ------------    ------------    ------------

Total adjustments                                  (5,405,980)    (21,395,295)    (35,014,071)
                                                 ------------    ------------    ------------

Net cash used in operating activities                (384,486)     (3,911,279)       (800,570)
                                                 ------------    ------------    ------------

Cash flows from investing activities:
Proceeds from sale of investments in
  subsidiary partnerships                              90,000          31,959         165,465
Distributions from subsidiaries                             0      10,071,782       4,451,612
                                                 ------------    ------------    ------------

Net cash provided by investing activities              90,000      10,103,741       4,617,077
                                                 ------------    ------------    ------------

Cash flows from financing activities:
Principal payments of purchase money
  notes payable                                             0      (5,809,460)     (3,776,208)
Distributions to partners                                   0      (1,524,495)     (1,402,536)
                                                 ------------    ------------    ------------
Net cash used in financing activities                       0      (7,333,955)     (5,178,744)
                                                 ------------    ------------    ------------

Net decrease in cash and cash equivalents            (294,486)     (1,141,493)     (1,362,237)

Cash and cash equivalents, beginning of year          970,273       2,111,766       3,474,003
                                                 ------------    ------------    ------------

Cash and cash equivalents, end of year           $    675,787    $    970,273    $  2,111,766
                                                 ============    ============    ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2004


                                                                                                     Cost (a)
                                                                  Initial Cost to Partnership      Capitalized
                                                                ------------------------------    Subsequent to
                                                                                 Buildings and     Acquisition:
Subsidiary Partnership's Residential Property    Encumbrances       Land         Improvements      Improvements
---------------------------------------------   -------------   -------------    -------------    -------------
(10)  Pebble Creek                              $   3,464,548   $     266,942    $   4,968,283    $   1,600,052
(1)   Knollwood I (e)                                       0         311,807        5,924,337       (6,236,144)
(1)   Knollwood II (e)                                      0         310,663        5,902,600       (6,213,263)
(1)   Knollwood III (e)                                     0         310,257        5,899,971       (6,210,228)
(1)   Knollwood IV (e)                                      0         210,423        3,998,047       (4,208,470)
(1)   Parklane II (e)                                       0         228,684        4,344,999       (4,573,683)
(6)   Northwoods III (n)                                    0         183,789        3,492,002       (3,675,791)
(1)   Northpointe I (Shelton Beach) (p)                     0         156,968        2,982,380       (3,139,348)
(1)   Cedarbay (l)                                          0         184,523        3,505,947       (3,690,470)
(1)   Northpointe II (p)                                    0         118,651        2,254,361       (2,373,012)
(9)   Rockdale West (i)                                     0         610,192        8,240,035       (8,850,227)
(9)   Buttonwood Acres (f)                                  0         382,930        4,392,292       (4,775,222)
(9)   Solemar I (m)                                         0         567,644        7,359,738       (7,927,382)
(2)   West Scenic (l)                                       0         201,556        3,893,464       (4,095,020)
(2)   Greenwood Manor (o)                                   0          84,416        1,603,982       (1,688,398)
(2)   Henslee Heights (o)                                   0         107,068        2,035,034       (2,142,102)
(2)   Hereford Manor (o)                                    0          70,391        1,319,817       (1,390,208)
(2)   Oakwood Manor (n)                                     0         295,312        5,627,044       (5,922,356)
(2)   Robindale East (n)                                    0         121,808        2,314,340       (2,436,148)
(12)  Valley Arms (j)                                       0         257,254        2,648,264       (2,905,518)
(2)   Malvern Manor (o)                                     0          73,494        1,396,388       (1,469,882)
(2)   Southwest (o)                                         0          68,995        1,310,896       (1,379,891)
(3)   Lancaster Manor Associates (h)                        0         392,991        7,476,427       (7,869,418)
(16)  Caroline Apartments (m)                               0         122,239        1,804,976       (1,927,215)
(1)   Florence Apartments (m)                               0         135,644        2,533,694       (2,669,338)
(1)   Saraland Apartments (g)(q)                            0          79,104        1,487,507       (1,566,611)
(1)   Bonnie Doone (m)                                      0          89,034        1,649,278       (1,738,312)
(13)  Pinewood Village (Conifer 317) (p)                    0         110,658        1,229,121       (1,339,779)
(17)  Conifer Village (Conifer 208)(l)                      0          83,189        1,569,170       (1,652,359)
(13)  Fircrest Manor (Conifer 307)(j)                       0         133,179        1,479,049       (1,612,228)
(4)   Westminster Manor (f)                                 0         457,575        8,662,800       (9,120,375)
(4)   Northgate Townhouse (f)                               0         336,820        6,280,710       (6,617,530)
(15)  Pecan Park I (i)                                      0         193,864        3,682,091       (3,875,955)
(15)  Pecan Park II (i)                                     0         187,760        3,481,597       (3,669,357)
(15)  Bicentennial Square (d)                               0       1,147,629        6,576,179       (7,723,808)
(15)  Bellfort Arms (j)                                     0       1,130,077        6,996,265       (8,126,342)
(8)   Hathaway Court (r)                                    0         217,960        4,157,713       (4,375,673)
(5)   Lexington Village (p)                                 0         133,830        2,580,297       (2,714,127)
(5)   Ware Manor (n)                                        0         108,955        2,079,603       (2,188,558)
(14)  Summer Arms (q)                                       0         123,135        2,381,092       (2,504,227)
(12)  Cabarrus Arms (r)                                     0         102,987        1,850,151       (1,953,138)
(1)   Sundown Apts. (Cloister)(l)                           0         357,930        5,134,467       (5,492,397)
(5)   Tall Pines (n)                                        0         166,974        2,657,152       (2,824,126)
(1)   Nottingham Woods (n)                                  0         185,145        3,556,877       (3,742,022)
(7)   Seymour O'Brien Manor (n)                             0          77,893        1,483,726       (1,561,619)
(7)   Washington Highlands (n)                              0          79,571        1,508,983       (1,588,554)
(7)   Vincennes Niblack ("Autumn Ridge
      Apartments) (n)                                       0         184,718        3,502,697       (3,687,415)
(11)  Nu Elm                                        1,208,821         100,552        1,913,293          413,015
(3)   Casa Ramon (l)                                        0         121,197        2,318,916       (2,440,113)
(10)  Hackley Village (o)                                   0          80,562        1,530,639       (1,611,201)




                                                Gross Amount at whch Carried at Close of Period
                                                -----------------------------------------------
                                                                Buildings and
Subsidiary Partnership's Residential Property       Land        Improvements         Total
---------------------------------------------   -------------   -------------    -------------
(10)  Pebble Creek                              $     266,942   $   6,568,335    $   6,835,277
(1)   Knollwood I (e)                                       0               0                0
(1)   Knollwood II (e)                                      0               0                0
(1)   Knollwood III (e)                                     0               0                0
(1)   Knollwood IV (e)                                      0               0                0
(1)   Parklane II (e)                                       0               0                0
(6)   Northwoods III (n)                                    0               0                0
(1)   Northpointe I (Shelton Beach) (p)                     0               0                0
(1)   Cedarbay (l)                                          0               0                0
(1)   Northpointe II (p)                                    0               0                0
(9)   Rockdale West (i)                                     0               0                0
(9)   Buttonwood Acres (f)                                  0               0                0
(9)   Solemar I (m)                                         0               0                0
(2)   West Scenic (l)                                       0               0                0
(2)   Greenwood Manor (o)                                   0               0                0
(2)   Henslee Heights (o)                                   0               0                0
(2)   Hereford Manor (o)                                    0               0                0
(2)   Oakwood Manor (n)                                     0               0                0
(2)   Robindale East (n)                                    0               0                0
(12)  Valley Arms (j)                                       0               0                0
(2)   Malvern Manor (o)                                     0               0                0
(2)   Southwest (o)                                         0               0                0
(3)   Lancaster Manor Associates (h)                        0               0                0
(16)  Caroline Apartments (m)                               0               0                0
(1)   Florence Apartments (m)                               0               0                0
(1)   Saraland Apartments (g)(q)                            0               0                0
(1)   Bonnie Doone (m)                                      0               0                0
(13)  Pinewood Village (Conifer 317) (p)                    0               0                0
(17)  Conifer Village (Conifer 208)(l)                      0               0                0
(13)  Fircrest Manor (Conifer 307)(j)                       0               0                0
(4)   Westminster Manor (f)                                 0               0                0
(4)   Northgate Townhouse (f)                               0               0                0
(15)  Pecan Park I (i)                                      0               0                0
(15)  Pecan Park II (i)                                     0               0                0
(15)  Bicentennial Square (d)                               0               0                0
(15)  Bellfort Arms (j)                                     0               0                0
(8)   Hathaway Court (r)                                    0               0                0
(5)   Lexington Village (p)                                 0               0                0
(5)   Ware Manor (n)                                        0               0                0
(14)  Summer Arms (q)                                       0               0                0
(12)  Cabarrus Arms (r)                                     0               0                0
(1)   Sundown Apts. (Cloister)(l)                           0               0                0
(5)   Tall Pines (n)                                        0               0                0
(1)   Nottingham Woods (n)                                  0               0                0
(7)   Seymour O'Brien Manor (n)                             0               0                0
(7)   Washington Highlands (n)                              0               0                0
(7)   Vincennes Niblack ("Autumn Ridge
      Apartments) (n)                                       0               0                0
(11)  Nu Elm                                          100,552       2,326,308        2,426,860
(3)   Casa Ramon (l)                                        0               0                0
(10)  Hackley Village (o)                                   0               0                0



                                                                                                  Life on which
                                                                                                   Depreciation
                                                                                                  Latest Income
                                                Accumulated         Date of           Date         Statement is
Subsidiary Partnership's Residential Property   Depreciation      Construction      Acquired      Computed(b)(c)
---------------------------------------------   -------------     ------------     ----------    ----------------
(10)  Pebble Creek                              $  (3,487,943)        (c)          Nov. 1984         5 - 27.5
(1)   Knollwood I (e)                                       0         (c)          Sept. 1984        30
(1)   Knollwood II (e)                                      0         (c)          Sept. 1984        30
(1)   Knollwood III (e)                                     0         (c)          Sept. 1984        30
(1)   Knollwood IV (e)                                      0         (c)          Sept. 1984        30
(1)   Parklane II (e)                                       0         (c)          Sept. 1984        30
(6)   Northwoods III (n)                                    0         (c)          Oct. 1984         15 - 30
(1)   Northpointe I (Shelton Beach) (p)                     0         (c)          Nov. 1984         15 - 30
(1)   Cedarbay (l)                                          0         (c)          Sept. 1984        15 - 30
(1)   Northpointe II (p)                                    0         (c)          Nov. 1984         15 - 30
(9)   Rockdale West (i)                                     0         (c)          Oct. 1984         15 - 27
(9)   Buttonwood Acres (f)                                  0         (c)          Oct. 1984         20
(9)   Solemar I (m)                                         0         (c)          Oct. 1984         15 - 27
(2)   West Scenic (l)                                       0         (c)          Dec. 1984         10 - 30
(2)   Greenwood Manor (o)                                   0         (c)          Dec. 1984         30
(2)   Henslee Heights (o)                                   0         (c)          Dec. 1984         35
(2)   Hereford Manor (o)                                    0         (c)          Dec. 1984         35
(2)   Oakwood Manor (n)                                     0         (c)          Dec. 1984         5 - 30
(2)   Robindale East (n)                                    0         (c)          Dec. 1984         10 - 30
(12)  Valley Arms (j)                                       0         (c)          Dec. 1984         35
(2)   Malvern Manor (o)                                     0         (c)          Dec. 1984         35
(2)   Southwest (o)                                         0         (c)          Dec. 1984         30
(3)   Lancaster Manor Associates (h)                        0         (c)          Dec. 1984         30
(16)  Caroline Apartments (m)                               0         (c)          Nov. 1984         28
(1)   Florence Apartments (m)                               0         (c)          Oct. 1984         15 - 30
(1)   Saraland Apartments (g)(q)                            0         (c)          Oct. 1984         5 - 30
(1)   Bonnie Doone (m)                                      0         (c)          Nov. 1984         27.5 - 30
(13)  Pinewood Village (Conifer 317) (p)                    0         (c)          Nov. 1984         15 - 30
(17)  Conifer Village (Conifer 208)(l)                      0         (c)          Nov. 1984         19 - 30
(13)  Fircrest Manor (Conifer 307)(j)                       0         (c)          Nov. 1984         20 - 30
(4)   Westminster Manor (f)                                 0         (c)          Oct. 1984         30
(4)   Northgate Townhouse (f)                               0         (c)          Oct. 1984         30
(15)  Pecan Park I (i)                                      0         (c)          Dec. 1984         30
(15)  Pecan Park II (i)                                     0         (c)          Dec. 1984         18 - 30
(15)  Bicentennial Square (d)                               0         (c)          Dec. 1984         30 - 40
(15)  Bellfort Arms (j)                                     0         (c)          Nov. 1984         30
(8)   Hathaway Court (r)                                    0         (c)          Nov. 1984         20
(5)   Lexington Village (p)                                 0         (c)          Nov. 1984         15 - 27.5
(5)   Ware Manor (n)                                        0         (c)          Nov. 1984         15 - 27.5
(14)  Summer Arms (q)                                       0         (c)          Nov. 1984         20
(12)  Cabarrus Arms (r)                                     0         (c)          Nov. 1984         7 - 20
(1)   Sundown Apts. (Cloister)(l)                           0         (c)          Nov. 1984         10 - 20
(5)   Tall Pines (n)                                        0         (c)          Nov. 1984         20 - 27.5
(1)   Nottingham Woods (n)                                  0         (c)          Nov. 1984         10 - 20
(7)   Seymour O'Brien Manor (n)                             0         (c)          Oct. 1984         5 - 27.5
(7)   Washington Highlands (n)                              0         (c)          Oct. 1984         5 - 27.5
(7)   Vincennes Niblack ("Autumn Ridge
      Apartments) (n)                                       0         (c)          Oct. 1984         5 - 27.5
(11)  Nu Elm                                       (1,145,403)        (c)          Oct. 1984         5 - 27.5
(3)   Casa Ramon (l)                                        0         (c)          Oct. 1984         5 - 27.5
(10)  Hackley Village (o)                                   0         (c)          Oct. 1984         5 - 27.5



      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2004
                                  (continued)


                                                                                                     Cost (a)
                                                                  Initial Cost to Partnership      Capitalized
                                                                ------------------------------    Subsequent to
                                                                                 Buildings and     Acquisition:
Subsidiary Partnership's Residential Property    Encumbrances       Land         Improvements      Improvements
---------------------------------------------   -------------   -------------    -------------    -------------
(10)  Huntley Associates I (p)                              0         125,087        2,376,634       (2,501,721)
(10)  Huntley Associates II (p)                             0          98,140        1,864,671       (1,962,811)
(1)   Decatur (m)                                           0         135,554        2,531,304       (2,666,858)
(1)   Dickens Ferry (m)                                     0         108,914        2,058,001       (2,166,915)
(15)  University Gardens (o)                                0         127,004        2,288,254       (2,415,258)
(15)  Southside Villages (o)                                0         135,624        2,508,705       (2,644,329)
(10)  Carlton Terrace (k)                                   0         755,304        8,627,605       (9,382,909)
(10)  Apollo Villa (k)                                      0         229,304        2,903,658       (3,132,962)
(10)  Apollo Villa II (k)                                   0         577,304        7,260,975       (7,838,279)
(10)  Cranbrook Manor (k)                                   0         261,948        3,510,485       (3,772,433)
(10)  Oakbrook Villa (j)                                    0         411,597        9,143,169       (9,554,766)
                                                -------------   -------------    -------------    -------------
                                                $   4,673,369   $  14,730,719    $ 222,052,152    $(227,520,734)
                                                =============    =============   =============    =============



                                                Gross Amount at whch Carried at Close of Period
                                                -----------------------------------------------
                                                                Buildings and                     Accumulated
Subsidiary Partnership's Residential Property       Land        Improvements         Total        Depreciation
---------------------------------------------   -------------   -------------    -------------    -------------
(10)  Huntley Associates I (p)                              0               0                0                0
(10)  Huntley Associates II (p)                             0               0                0                0
(1)   Decatur (m)                                           0               0                0                0
(1)   Dickens Ferry (m)                                     0               0                0                0
(15)  University Gardens (o)                                0               0                0                0
(15)  Southside Villages (o)                                0               0                0                0
(10)  Carlton Terrace (k)                                   0               0                0                0
(10)  Apollo Villa (k)                                      0               0                0                0
(10)  Apollo Villa II (k)                                   0               0                0                0
(10)  Cranbrook Manor (k)                                   0               0                0                0
(10)  Oakbrook Villa (j)                                    0               0                0                0
                                                -------------    ------------    -------------    -------------
                                                $     367,494    $  8,894,643    $   9,262,137    $  (4,633,346)
                                                =============    ============    =============    =============


                                                                                 Life on which
                                                                                  Depreciation
                                                                                 Latest Income
                                                   Date of           Date         Statement is
Subsidiary Partnership's Residential Property    Construction      Acquired      Computed(b)(c)
---------------------------------------------    ------------     ----------    ----------------
(10)  Huntley Associates I (p)                       (c)          Oct. 1984         5 - 27.5
(10)  Huntley Associates II (p)                      (c)          Oct. 1984         5 - 27.5
(1)   Decatur (m)                                    (c)          Oct. 1984         15 - 40
(1)   Dickens Ferry (m)                              (c)          Nov. 1984         15 - 40
(15)  University Gardens (o)                         (c)          Nov. 1984         25
(15)  Southside Villages (o)                         (c)          Nov. 1984         25
(10)  Carlton Terrace (k)                            (c)          Dec. 1984         25
(10)  Apollo Villa (k)                               (c)          Dec. 1984         25
(10)  Apollo Villa II (k)                            (c)          Dec. 1984         25
(10)  Cranbrook Manor (k)                            (c)          Dec. 1984         5 - 40
(10)  Oakbrook Villa (j)                             (c)          Dec. 1984         5 - 40



(a) No carrying costs have been capitalized since all properties were acquired after completion of construction.
(b) Furniture and fixtures, included in buildings and improvements, are depreciated primarily by the straight-line method over the estimated useful lives ranging from 5 to 15 years.
(c) Since all properties were acquired as operating properties, depreciation is computed using primarily the straight-line method over the estimated useful lives determined by the Partnership at date of acquisition.
(d) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1997. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(e) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(f) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1998. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(g) During the fiscal year ended March 25, 1998, the Local Partnership's property was declared unsafe to live due to amounts of Benzene and Aldrene found to be present in the air of some apartments. See Note 11 in Item 8, Financial Statements and Supplementary Data.
(h) The property and the related assets and liabilities were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(i) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 1999. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(j) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(k) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2001. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(m) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2001. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(n) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2002. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2002. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(p) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(q) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(r) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2004. See Note 10 in Item 8, Financial Statements and Supplementary Data.
Geographic Locations:  (1) Alabama, (2) Arkansas, (3) California,  (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                        Cost of Property and Equipment                     Accumulated Depreciation
                                 --------------------------------------------    --------------------------------------------
                                                                     Year Ended March 25,
                                 --------------------------------------------------------------------------------------------
                                     2004            2003            2002            2004            2003            2002
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance at beginning of period   $ 16,085,867    $ 40,984,916    $ 85,344,137    $ 10,142,227    $ 23,965,637    $ 46,362,176
Additions during period:
Improvements                           88,454         164,274         459,572
Depreciation expense                                                                  216,270         779,088       1,364,076
Deductions during period:
Dispositions                       (6,912,184)    (25,063,323)    (44,818,793)     (5,725,151)    (14,602,498)    (23,760,615)
                                 ------------    ------------    ------------    ------------    ------------    ------------
Balance at close of period       $  9,262,137    $ 16,085,867    $ 40,984,916    $  4,633,346    $ 10,142,227    $ 23,965,637
                                 ============    ============    ============    ============    ============    ============

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