Form 10-Q
period 2004-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2004-07-29
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2004

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
Yes     X      No
     -------        -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes            No      X
     -------        -------

                         PART I - Financial Information

Item 1. Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 ============      ============
                                                   June 25,          March 25,
                                                     2004              2004
                                                 ------------      ------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,542,186 and $3,487,890,
  respectively                                   $  3,317,392      $  3,347,387
Property and equipment -
  held for sale - less accumulated
  depreciation of $1,145,456 and
  $1,145,456, respectively                          1,281,459         1,281,404
Cash and cash equivalents                             716,341           864,630
Cash - restricted for tenants'
  security deposits                                    94,503           208,827
Mortgage escrow deposits                            2,657,746         2,337,548
Prepaid expenses and other assets                     371,273           391,986
                                                 ------------      ------------

  Total assets                                   $  8,438,714      $  8,431,782
                                                 ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                   June 25,          March 25,
                                                     2004              2004
                                                 ------------      ------------
LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $  2,617,815      $  2,664,025
  Purchase Money Notes payable
   (Note 2)                                         2,009,344         2,009,344
  Due to selling partners (Note 2)                  5,604,079         5,518,708
  Accounts payable, accrued
   expenses and other liabilities                     166,284           139,811
  Tenants' security deposits payable                   82,787            83,420
  Due to general partners of
   subsidiaries and their affiliates                   32,400            32,400
  Due to general partners and
   affiliates                                       4,663,410         4,356,934
                                                 ------------      ------------

Total liabilities                                  15,176,119        14,804,642
                                                 ------------      ------------

Minority interest                                     (99,827)         (100,375)
                                                 ------------      ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                 (6,033,678)       (5,672,236)
  General partners                                   (603,900)         (600,249)
                                                 ------------      ------------

Total partners' deficit                            (6,637,578)       (6,272,485)
                                                 ------------      ------------

Total liabilities and partners' deficit          $  8,438,714      $  8,431,782
                                                 ============      ============

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    ===========================
                                                        Three Months Ended
                                                              June 25,
                                                    ---------------------------
                                                       2004             2003
                                                    -----------     -----------
Revenues:
Rentals, net                                        $   376,847     $   697,161
Other                                                    47,250          57,416
                                                    -----------     -----------
Total revenues                                          424,097         754,577
                                                    -----------     -----------

Expenses:
Administrative and management                            80,568         166,279
Administrative and management-
  related parties (Note 3)                              332,084         338,182
Operating                                                74,794         156,215
Repairs and maintenance                                  99,258         151,229
Taxes and insurance                                      70,842         114,602
Interest                                                 76,800         168,891
Depreciation                                             54,296          53,672
                                                    -----------     -----------
Total expenses                                          788,642       1,149,070
                                                    -----------     -----------

Net loss before minority
  interest                                             (364,545)       (394,493)
Minority interest in income of subsidiaries                (548)         (1,304)
                                                    -----------     -----------
Net loss                                            $  (365,093)    $  (395,797)
                                                    ===========     ===========

Limited Partners Share:
Net loss                                            $  (361,442)    $  (391,839)
                                                    ===========     ===========

Number of units outstanding                              12,074          12,074
                                                    ===========     ===========

Net loss per limited partner unit                   $       (30)    $       (32)
                                                    ===========     ===========


          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                ================================================
                                                   Limited            General
                                   Total           Partners           Partners
                                ------------------------------------------------
Balance -
  March 26, 2004                $(6,272,485)      $(5,672,236)      $  (600,249)

Net loss                           (365,093)         (361,442)           (3,651)
                                -----------       -----------       -----------

Balance -
  June 25, 2004                 $(6,637,578)      $(6,033,678)      $  (603,900)
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

                                                   ============================
                                                        Three Months Ended
                                                             June 25,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------
Cash flows from operating activities:
Net loss                                           $  (365,093)     $  (395,797)
                                                   -----------      -----------

Adjustments to reconcile net loss
  to net cash provided by
  operating activities:
Depreciation                                            54,296           53,672
Minority interest in income of
  subsidiaries                                             548            1,304
Decrease (increase) in cash-restricted
  for tenants' security deposits                       114,324             (993)
Increase in mortgage escrow deposits                  (174,427)         (69,243)
Decrease in prepaid
  expenses and other assets                             20,713           66,598
Increase in due to selling partners                     85,371          166,093
Increase in accounts payable, accrued
  expenses and other liabilities                        26,473           40,442
(Decrease) increase in tenants' security
deposits payable                                          (633)           2,927
Increase in due to general partners
  and their affiliates                                 306,476          187,978
                                                   -----------      -----------
Total adjustments                                      433,141          448,758
                                                   -----------      -----------
Net cash provided by
  operating activities                                  68,048           52,961
                                                   -----------      -----------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                   ============================
                                                        Three Months Ended
                                                             June 25,
                                                   ----------------------------
                                                      2004             2003
                                                   ----------------------------

Cash flows from investing activities:
Acquisitions of property and
  equipment                                            (24,356)               0
Increase in mortgage escrow deposits                  (145,771)         (67,305)
                                                   -----------      -----------

Net cash used in investing activities                 (170,127)         (67,305)
                                                   -----------      -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                        (46,210)         (75,060)
                                                   -----------      -----------

Net cash used in financing activities                  (46,210)         (75,060)
                                                   -----------      -----------

Net decrease in cash
  and cash equivalents                                (148,289)         (89,404)
Cash and cash equivalents -
  beginning of period                                  864,630        1,224,252
                                                   -----------      -----------
Cash and cash equivalents -
  end of period                                    $   716,341      $ 1,134,848
                                                   ===========      ===========

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the three months ended June 25, 2004 and 2003 include the accounts of Cambridge Advantaged Properties Limited
Partnership (the "Partnership") and two and four subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its General Partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 25, 2004, the Partnership has sold fifty-nine of its sixty-one original investments.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been charged to the Partnership for the three months ended June 25, 2004 and 2003. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2004
                                   (Unaudited)


Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Form 10-K for the year ended March 25, 2004. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 25, 2004 and the results of operations and cash flows for the three months ended June 25, 2004 and 2003, respectively. However, the operating results for the three months ended June 25, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2004 Annual Report on Form 10-K.


Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates. As of June 25, 2004, two Subsidiary partnerships' Purchase Money Notes totaling approximately $7,613,000, which includes approximately $5,604,000 of interest, remain outstanding.

There were no distributions made to the Partnership for the three months ended June 25, 2004 and 2003, and no payments of principal or interest were made on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2004
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the three months ended June 25, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                                  June 25,
                                                           ---------------------
                                                             2004         2003
                                                           ---------------------
Partnership management fees (a)                            $285,500     $285,500
Expense reimbursement (b)                                    20,976       26,228
Local administrative fee (c)                                  1,000        2,500
                                                           --------     --------
Total general and administrative-
  General Partners                                          307,476      314,228
                                                           --------     --------

Property management fees incurred to
  affiliates of the subsidiary partnerships'
  general partners (d)                                       24,608       23,954
                                                           --------     --------

Total general and administrative-related
  parties                                                   332,084      338,182
                                                           ========     ========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $4,702,000 and $4,416,000 were accrued and unpaid as of June 25, 2004 and March 25, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $78,000

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2004
                                   (Unaudited)


and $57,000 were accrued and unpaid as of June 25, 2004 and March 25, 2004, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 6% to 10% of gross rental revenues. Such management fees amounted to $24,608 and $23,954 for the three months ended June 25, 2004 and 2003, respectively.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of June 25, 2004, the Partnership has disposed of fifty-nine of its sixty-one original investments. One investment is listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during 2004. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of the Partnership's investment in each property.

Information Regarding Dispositions
----------------------------------

On June 30, 2003 the Partnership's Limited Partnership Interest in Cabarras Arms Associates ("Cabarras") was sold to the Purchase Money Note Holder for $30,000, resulting in a loss in the amount of approximately $92,000, which was recognized in the quarter ended September 25, 2003. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,415,000, resulting in gain on sale of property of such amount, which was recognized in the quarter ended September 25, 2003.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2004
                                   (Unaudited)


On June 30, 2003, the Partnership's Limited Partnership Interest in Hathaway Court Associates ("Hathaway") was sold to the Purchase Money Note Holder for $60,000, resulting in a gain in the amount of approximately $545,000, which was recognized in the quarter ended September 25, 2003. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $4,035,000, resulting in gain on sale of property of such amount, which was recognized in the quarter ended September 25, 2003.


Note 5 - Commitments and Contingencies

Except as described in Note 4, there were no material changes and/or additions to disclosures regarding the subsidiary partnerships which were included in the Partnership's Annual Report on Form 10-K for the period ending March 25, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,657,000 and $4,351,000, were accrued and unpaid as of June 25, 2004 and March 25, 2004, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

There were no distributions made to the Partnership for the three months ended June 25, 2004 and 2003, respectively, and no payments of principal or interest were made on the Purchase Money Notes.

During the three months ended June 25, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $148,000. This decrease was due to acquisitions of property and equipment ($24,000), principal payment of mortgage notes payable ($46,000) and an increase in mortgage escrow deposits relating to investing activities ($146,000) which exceeded cash provided by operating activities ($68,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation ($54,000).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are include in the Partnership's annual report on Form 10-K for the year ended March 25, 2004.

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

Results of Operations
---------------------

On June 30, 2003, the Partnership sold its Local Partnership Interest in Cabarrus and Hathaway (collectively the "Sold Assets").

Rental income decreased approximately 46% for the three months ended June 25, 2004 as compared to 2003. Excluding the Sold Assets, rental income increased approximately 1% for the three months ended June 25, 2004 as compared to 2003, primarily due to rental rate increases.

Other income decreased approximately $10,000 for the three months ended June 25, 2004 as compared to 2003 primarily due to decreases relating to the Sold Assets.

Total expenses, excluding the Sold Assets, operating, repairs and maintenance, taxes and insurance and interest, remained consistent with a decrease of approximately 2% for the three months ended June 25, 2004 as compared to the corresponding period in 2003.

Operating decreased approximately $81,000 for the three months ended June 25, 2004 as compared to 2003. Excluding the Sold Assets, operating decreased approximately $15,000 primarily due to increased fuel costs and use in 2003 due to the severe winter at one Local Partnership.

Repairs and maintenance decreased approximately $52,000 for the three months ended June 25, 2004 as compared to 2003. Excluding the Sold Assets, repairs and maintenance increased approximately $23,000 primarily due to corridor repairs at one Local Partnership and carpet replacement at the second Local Partnership.

Taxes and insurance decreased approximately $44,000 for the three months ended June 25, 2004 as compared to 2003. Excluding the Sold Assets, taxes and insurance increased approximately $11,000 primarily due to insurance rate increases at the remaining Local Partnerships.

Interest decreased approximately $92,000 for the three months ended June 25, 2004 as compared to 2003. Excluding the Sold Assets, interest decreased approximately $12,000 primarily due to decreases in interest due on smaller mortgage balances at the remaining Local Partnerships.

Administrative and management decreased approximately $86,000 for the three months ended June 25, 2004 as compared to 2003 primarily due to decreases relating to the Sold Assets.

Gain on sale of properties and forgiveness of indebtedness income will continue to fluctuate as a result of the disposition of investments in properties (see
Note 4 of the financial statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of the Assisted Housing Associates Inc., the Related Beta Corporation and Cambridge/Related Associates Limited Partnership, the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings - None

Item 2. Changes in Securities and Use of Proceeds - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

        (31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

        (31.2) Certification  Pursuant to Rule  13a-14(b) or Rule  15d-14(b) and
               Section  1350 of Title 18 of the  United  States  Code (18  U.S.C
               1350).

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

                              CAMBRIDGE ADVANTAGED
                         PROPERTIES LIMITED PARTNERSHIP
                                  (Registrant)


                          By: Related Beta Corporation,
                              a General Partner

Date:  July 29, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  July 29, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Chief Accounting Officer)

                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  July 29, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  July 29, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Chief Accounting Officer)

                          By: CAMBRIDGE AND RELATED ASSOCIATES
                              LIMITED PARTNERSHIP

                              By: Related Beta Corporation,

Date:  July 29, 2004

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      Director and President
                                      (Chief Executive Officer and
                                       Chief Financial Officer)

Date:  July 29, 2004

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (Chief Accounting Officer)

                                                                    Exhibit 31.1

                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending June 25, 2004 of the Partnership;

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

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending June 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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


     Date: July 29, 2004
           -------------

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending June 25, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     July 29, 2004