Form 10-Q
period 2004-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2004-10-29
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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
Yes     X      No
     -------       -------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes            No     X
     -------       --------

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 ============      ============
                                                 September 25,       March 25,
                                                     2004              2004
                                                 ------------      ------------
ASSETS
Property and equipment - less
  accumulated depreciation of
  $3,599,519 and $3,487,890,
  respectively                                   $  3,306,234      $  3,347,387
Property and equipment -
  held for sale - less accumulated
  depreciation of $1,145,456 and
  $1,145,456, respectively                          1,281,459         1,281,404
Cash and cash equivalents                             806,950           864,630
Cash - restricted for tenants'
  security deposits                                   100,944           208,827
Mortgage escrow deposits                            2,499,413         2,337,548
Prepaid expenses and other assets                     403,053           391,986
                                                 ------------      ------------

  Total assets                                   $  8,398,053      $  8,431,782
                                                 ============      ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                   (continued)

                                                 ============      ============
                                                 September 25,       March 25,
                                                     2004              2004
                                                 ------------      ------------

LIABILITIES AND PARTNERS' DEFICIT
Liabilities
  Mortgage notes payable                         $  2,571,404      $  2,664,025
  Purchase Money Notes payable
   (Note 2)                                         2,009,344         2,009,344
  Due to selling partners (Note 2)                  5,694,863         5,518,708
  Accounts payable, accrued
   expenses and other liabilities                      79,675           139,811
  Tenants' security deposits payable                   83,656            83,420
  Due to general partners of
   subsidiaries and their affiliates                   32,400            32,400
  Due to general partners and
   affiliates                                       4,975,004         4,356,934
                                                 ------------      ------------

Total liabilities                                  15,446,346        14,804,642
                                                 ------------      ------------

Minority interest                                    (124,730)         (100,375)
                                                 ------------      ------------
Commitments and contingencies
  (Note 5)
Partners' deficit:
  Limited partners                                 (6,316,803)       (5,672,236)
  General partners                                   (606,760)         (600,249)
                                                 ------------      ------------

Total partners' deficit                            (6,923,563)       (6,272,485)
                                                 ------------      ------------

Total liabilities and partners' deficit          $  8,398,053      $  8,431,782
                                                 ============      ============


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                         ==========================   ==========================
                             Three Months Ended            Six Months Ended
                                September 25,                September 25,
                         --------------------------   --------------------------
                            2004            2003         2004            2003
                         --------------------------   --------------------------
Revenues:
Rentals, net             $   376,204    $   723,289   $   753,051    $ 1,420,450
Other                         43,721         50,831        90,971        108,247
Gain on sale
  of properties
  (Note 4)                         0      6,903,614             0      6,903,614
                         -----------    -----------   -----------    -----------
Total revenues               419,925      7,677,734       844,022      8,432,311
                         -----------    -----------   -----------    -----------

Expenses
Administrative
  and management              48,430        241,294       128,998        407,573
Administrative
  and management-
  related parties
  (Note 3)                   337,201        338,139       669,285        676,321
Operating                     69,177        113,356       143,971        269,571
Repairs and
  maintenance                 44,453        157,631       143,711        308,860
Taxes and insurance           66,133        132,198       136,975        246,800
Interest                      82,010         80,948       158,810        249,839
Depreciation                  57,333         53,672       111,629        107,344
                         -----------    -----------   -----------    -----------
Total expenses               704,737      1,117,238     1,493,379      2,266,308
                         -----------    -----------   -----------    -----------

Net (loss) income
  before minority
  interest                  (284,812)     6,560,496      (649,357)     6,166,003
Minority interest
  in (income) loss of
  subsidiaries                (1,173)       126,427        (1,721)       125,123
                         -----------    -----------   -----------    -----------
Net (loss) income        $  (285,985)   $ 6,686,923   $  (651,078)   $ 6,291,126
                         ===========    ===========   ===========    ===========

Limited Partners
  Share:

Net (loss) income        $  (283,125)   $ 6,620,054   $  (644,567)   $ 6,228,215
                         ===========    ===========   ===========    ===========

Number of units
  outstanding                 12,074         12,074        12,074         12,074
                         ===========    ===========   ===========    ===========

Net (loss) income per
  limited partner unit   $       (23)   $       548   $       (53)   $       516
                         ===========    ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                                  ==============================================
                                                    Limited           General
                                     Total          Partners          Partners
                                  ----------------------------------------------
Balance -
  March 26, 2004                  $(6,272,485)     $(5,672,236)     $  (600,249)

Net loss                             (651,078)        (644,567)          (6,511)
                                  -----------      -----------      -----------

Balance -
  September 25, 2004              $(6,923,563)     $(6,316,803)     $  (606,760)
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

                                                     ===========================
                                                           Six Months Ended
                                                            September 25,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------------------------
Cash flows from operating activities:
Net (loss) income                                    $  (651,078)   $ 6,291,126
                                                     -----------    -----------

Adjustments to reconcile net (loss) income
  to net cash  provided by operating
  activities:
Gain on sale of properties (Note 4)                            0     (6,903,614)
Depreciation                                             111,629        107,344
Minority interest in income (loss) of
  subsidiaries                                             1,721       (125,123)
Decrease (increase) in cash-restricted
  for tenants' security deposits                         107,883         (2,636)
Decrease (increase) in mortgage escrow
  deposits                                                65,043       (143,506)
(Increase) decrease in prepaid expenses
  and other assets                                       (11,067)        43,106
Increase in due to selling partners                      176,155        255,851
(Decrease) increase in accounts payable,
  accrued expenses and other liabilities                 (60,136)         39,707
Increase in tenants' security deposits
  payable                                                    236            860
Increase in due to general partners
  and their affiliates                                   618,070        438,455
                                                     -----------    -----------
Total adjustments                                      1,009,534     (6,289,556)
                                                     -----------    -----------
Net cash provided by operating activities                358,456          1,570
                                                     -----------    -----------

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                     ===========================
                                                           Six Months Ended
                                                            September 25,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------------------------
Cash flows from investing activities:
Proceeds from sale of properties (Note 4)                      0         89,212
Acquisitions of property and
  equipment                                              (70,531)        (2,892)
Increase in mortgage escrow deposits                    (226,908)       (71,854)
                                                     -----------    -----------

Net cash (used in) provided by investing
  activities                                            (297,439)        14,466
                                                     -----------    -----------

Cash flows from financing activities:
Principal payments of mortgage
  notes payable                                          (92,621)      (150,870)
Decrease in capitalization of
  minority interest                                      (26,076)       (26,076)
                                                     -----------    -----------

Net cash used in financing activities                   (118,697)      (176,946)
                                                     -----------    -----------

Net decrease in cash
  and cash equivalents                                   (57,680)      (160,910)
Cash and cash equivalents -
  beginning of period                                    864,630      1,224,252
                                                     -----------    -----------
Cash and cash equivalents -
  end of period                                      $   806,950    $ 1,063,342
                                                     ===========    ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                                     ===========================
                                                           Six Months Ended
                                                            September 25,
                                                     ---------------------------
                                                        2004             2003
                                                     ---------------------------
Summarized below are the components
   of the gain on sale of properties:
Decrease in property and equipment,
  and property and equipment-held
  for sale                                           $         0    $ 1,187,032
Decrease in cash - restricted for tenants'
  security deposits                                            0         38,778
Decrease in mortgage escrow deposits                           0        707,773
Decrease in prepaid expenses and
  other assets                                                 0         62,294
Decrease in due to selling partners                            0     (4,823,433)
Decrease in accounts payable,
  accrued expenses and other liabilities                       0       (103,793)
Decrease in tenant's security deposits
  payable                                                      0        (36,489)
Decrease in mortgage notes payable                             0     (2,155,329)
Decrease in due to general partners and
  affiliates                                                   0        (64,655)
Decrease in Purchase Money Note
  payable                                                      0     (1,626,580)


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the six months ended September 25, 2004 and 2003 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and two and four subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its general partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 25, 2004, the Partnership has sold fifty-nine of its sixty-one original investments.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been charged to the Partnership for the three and six months ended September 25, 2004 and 2003. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2004
                                   (Unaudited)


included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2004. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 25, 2004, the results of operations for the three and six months ended September 25, 2004 and 2003 and cash flows for the six months ended September 25, 2004 and 2003, respectively. However, the operating results for the six months ended September 25, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2004.


Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates. As of September 25, 2004, two subsidiary partnerships' Purchase Money Notes totaling approximately $7,704,000, which includes approximately $5,695,000 of interest, remain outstanding.

There were no distributions made to the Partnership for the six months ended September 25, 2004 and 2003, and no payments of principal or interest were made on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2004
                                   (Unaudited)



Note 3 - Related Party Transactions

The costs incurred to related parties for the three and six months ended September 25, 2004 and 2003 were as follows:

                                     Three Months Ended       Six Months Ended
                                        September 25,            September 25,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------------------    --------------------
Partnership
  management fees (a)               $285,500    $285,500    $571,000    $571,000
Expense
  reimbursement (b)                   26,094      26,186      47,070      52,414
Local administrative
   fee (c)                             1,000       2,500       2,000       5,000
                                    --------    --------    --------    --------
Total general and
  administrative-
  General Partners                   312,594     314,186     620,070     628,414
                                    --------    --------    --------    --------

Property
  management fees
  incurred to affiliates
  of the subsidiary
  partnerships' general
  partners (d)                        24,607      23,953      49,215      47,907
                                    --------    --------    --------    --------

Total general and
administrative-related
  parties                           $337,201    $338,139    $669,285    $676,321
                                    ========    ========    ========    ========


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $4,987,000 and $4,416,000 were accrued and unpaid as of September 25, 2004 and March 25, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2004
                                   (Unaudited)


so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $104,000 and $57,000 were accrued and unpaid as of September 25, 2004 and March 25, 2004, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

(d) The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 6% to 10% of gross rental revenues. Such management fees amounted to $24,607 and $23,953 and $49,215 and $47,907 for the three and six months ended September 25, 2004 and 2003, respectively.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of September 25, 2004, the Partnership has disposed of fifty-nine of its sixty-one original investments. One investment is listed for sale and the Partnership anticipates that the remaining investment will be liquidated sometime during 2005. There can be no assurance as to whether or not the Partnership will achieve this goal. Furthermore, there can be no assurance that any proceeds will be realized based on the historical operating results of the Local Partnerships and the current economic conditions. Moreover, the Local General Partners and holders of the Purchase Money Notes generally have decision-making rights with respect to the sale of each property which makes it more cumbersome for the General Partners to cause a sale of the Partnership's investment in each property.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2004
                                   (Unaudited)


Information Regarding Dispositions
----------------------------------

On June 30, 2003 the Partnership's Limited Partnership Interest in Cabarras Arms Associates ("Cabarras") was sold to the Purchase Money Note holder for $30,000, resulting in a loss in the amount of approximately $92,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,415,000, resulting in a gain of such amount.

On June 30, 2003, the Partnership's Limited Partnership Interest in Hathaway Court Associates ("Hathaway") was sold to the Purchase Money Note holder for $60,000, resulting in a gain in the amount of approximately $545,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $4,035,000, resulting in an additional gain of such amount.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $4,969,000 and $4,351,000, were accrued and unpaid as of September 25, 2004 and March 25, 2004, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

There were no distributions made to the Partnership for the six months ended September 25, 2004 and 2003, respectively, and no payments of principal or interest were made on the Purchase Money Notes.

During the six months ended September 25, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $58,000. This decrease was due to acquisitions of property and equipment ($71,000), principal payment of mortgage notes payable ($93,000), an increase in mortgage escrow deposits relating to investing activities ($227,000) and a decrease in capitalization of minority interest ($26,000), which exceeded cash provided by operating activities ($358,000). Included in the adjustments to reconcile the net loss to cash provided by operating activities is depreciation ($112,000).

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2004.

a)  Property and Equipment

Property and equipment to be held and used are carried at cost, which includes the purchase price, acquisition fees and expenses, and any other costs incurred in acquiring the properties. The cost of property and equipment is depreciated over their estimated useful lives using accelerated and straight-line methods. Expenditures for repairs and maintenance are charged to expense as incurred; major renewals and betterments are capitalized. At the time property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation  are  eliminated  from  the  assets  and  accumulated  depreciation accounts and the profit or loss on such disposition is reflected in earnings. The Partnership complies with Statement of Financial Accounting Standards (SFAS) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows) when the property is considered to be impaired and the depreciated cost exceeds estimated fair value.

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

Results of Operations
---------------------

On June 30, 2003, the Partnership sold its Local Partnership Interest in Cabarrus and Hathaway (collectively the "Sold Assets").

Rental income decreased approximately 48% and 47% for the three and six months ended September 25, 2004 as compared to 2003. Excluding the Sold Assets, rental income decreased approximately 3% and 1% for the three and six months ended September 25, 2004 as compared to 2003, primarily due to decreases in occupancy at one Local Partnership.

Other income decreased approximately $7,000 and $17,000 for the three and six months ended September 25, 2004 as compared to 2003, primarily due to decreases relating to the Sold Assets.

Total expenses, excluding the Sold Assets, administrative and management and repairs and maintenance, remained consistent with an increase (decrease) of approximately 3% and (1%) for the three and six months ended September 25, 2004 as compared to the corresponding periods in 2003.

Administrative and management decreased approximately $193,000 and $279,000 for the three and six months ended September 25, 2004 as compared to 2003. Excluding the Sold Assets, administrative and management decreased approximately $115,000 and $119,000 primarily due to the write off of old receivables in 2003 and increased professional fees related to the sale of properties in 2003 at the Partnership level.

Repairs and maintenance decreased approximately $113,000 and $165,000 for the three and six months ended September 25, 2004 as compared to 2003. Excluding the Sold Assets, repairs and maintenance decreased approximately $44,000 and $21,000 primarily due to one Local Partnership capitalizing major repairs on a quarterly basis that were previously capitalized annually.

Operating, taxes and insurance and interest (decreased) increased approximately ($44,000) and ($126,000), ($66,000) and ($110,000) and $1,000 and ($91,000) for
the three and six months ended September 25, 2004 as compared to 2003, primarily due to the Sold Assets.

Gain on sale of  properties  will  continue  to  fluctuate  as a  result  of the
disposition  of  investments  in  properties   (see  Note  4  of  the  financial
statements).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Partnership does not have any market risk sensitive instruments.

Item 4. Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Chief Executive Officer and Chief Financial Officer of the Assisted Housing Associates Inc., the Related Beta Corporation and Cambridge/Related Associates Limited Partnership, the general partners of the Partnership, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, such officer has concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

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

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

       (a)    Exhibits

       (3)    Amended  and  Restated   Agreement  and   Certificate  of  Limited
              Partnership as filed with the Secretary of the Commonwealth of the Commonwealth of Massachusetts.**

       (10a)  Form of Escrow Agreement.**

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

Date:  October 29, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  October 29, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Chief Accounting Officer)

                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  October 29, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  October 29, 2004

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

Date:  October 29, 2004

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  October 29, 2004

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Chief Accounting Officer)

                                                                    Exhibit 31.1

                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending September 25, 2004 of the Partnership;

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

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending September 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



     Date: October 29, 2004
           ----------------

                           By: /s/ Alan P. Hirmes
                               ------------------
                               Alan P. Hirmes
                               Chief Executive Officer and
                               Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending September 25, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 29, 2004