Form 10-Q
period 2004-12-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2005-02-07
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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
Yes     X      No
     -------       --------

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes            No     X
     -------       --------

                         PART I - Financial Information

Item 1.  Financial Statements

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 25, 2004
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 25, 2004
                                   (Unaudited)

                                                   ============    ============
                                                   December 25,      March 25,
                                                       2004             2004*
                                                   ============    ============
ASSETS
Property and equipment - less
  accumulated depreciation of
  $0 and $3,487,890,
  respectively                                     $          0    $  3,347,387
Cash and cash equivalents                               465,057         860,978
Cash - restricted for tenants'
  security deposits                                           0         198,829
Mortgage escrow deposits                                      0       2,039,630
Prepaid expenses and other assets                       295,097         370,579
                                                   ------------    ------------

Total assets relating to operating activities           760,154       6,817,403
                                                   ------------    ------------

Assets of discontinued operations
  (Note 8)                                            1,490,020       1,614,379
                                                   ------------    ------------

  Total assets                                     $  2,250,174    $  8,431,782
                                                   ============    ============

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                     STATEMENTS OF NET ASSETS IN LIQUIDATION
                             AS OF DECEMBER 25, 2004
                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 25, 2004
                                   (Unaudited)
                                   (continued)

                                                   ============    ============
                                                   December 25,      March 25,
                                                       2004             2004*
                                                   ============    ============

LIABILITIES AND PARTNERS' DEFICIT
  AND NET ASSETS IN LIQUIDATION
Liabilities
  Mortgage notes payable                           $          0    $  2,128,604
  Purchase Money Notes payable
   (Note 2)                                                   0       2,009,344
  Due to selling partners (Note 2)                            0       5,518,708
  Accounts payable, accrued
   expenses and other liabilities                        11,365          42,571
  Tenants' security deposits payable                          0          73,817
  Due to general partners and
   affiliates                                           295,550       4,356,934
                                                   ------------    ------------

Total liabilities relating to operating
  activities                                            306,915      14,129,978
                                                   ------------    ------------

Minority interest relating to operating
  activities                                                  0         (94,173)
                                                   ------------    ------------

Liabilities of discontinued operation
  (including minority interest) (Note 8)                      0         668,462
                                                   ------------    ------------

Commitments and contingencies
  (Note 6)
Partners' deficit and net assets in liquidation:
  Limited partners                                    2,461,350      (5,672,236)
  General partners                                     (518,091)       (600,249)
                                                   ------------    ------------

Total partners' deficit and net assets
  in liquidation                                      1,943,259      (6,272,485)
                                                   ------------    ------------

Total liabilities and partners' deficit and net
  assets in liquidation                            $  2,250,174    $  8,431,782
                                                   ============    ============

* Reclassified for comparative  purposes.
See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               For the period                          For the period
                                                September 26,       Three months          March 26,          Nine months
                                                   2004                 ended           2004 through            ended
                                                  Through            December 25,       December 15,        December 25,
                                             December 15, 2004          2003*               2004                2003*
                                             -----------------      --------------     --------------      ---------------
Operations:

Revenues:
Other                                            $     7,160         $     7,580         $    21,029         $    23,242
                                                 -----------         -----------         -----------         -----------
Total revenues                                         7,160               7,580              21,029              23,242
                                                 -----------         -----------         -----------         -----------

Expenses
Administrative and management                         35,958              20,750              75,381             188,280
Administrative and management-
  related parties (Note 3)                           307,820             302,595             925,890             926,009
Interest                                              97,164              84,443             273,319             340,294
                                                 -----------         -----------         -----------         -----------
Total expenses                                       440,942             407,788           1,274,590           1,454,583
                                                 -----------         -----------         -----------         -----------

Loss from operations                                (433,782)           (400,208)         (1,253,561)         (1,431,341)

Discontinued operations:

Net (loss) income from discontinued
  operations (including gain on sale
  of properties) (Note 6)                            (50,980)             87,861             117,721           7,410,120
                                                 -----------         -----------         -----------         -----------
Net (loss) income                                   (484,762)           (312,347)         (1,135,840)          5,978,779
                                                 ===========         ===========         ===========         ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                                               For the period                          For the period
                                                September 26,       Three months          March 26,          Nine months
                                                   2004                 ended           2004 through            ended
                                                  Through            December 25,       December 15,        December 25,
                                             December 15, 2004          2003*               2004                2003*
                                             -----------------      --------------     --------------      ---------------
Limited Partners Share:
Loss from operations                             $  (429,444)        $  (396,206)        $(1,241,025)        $(1,417,028)
(Loss) income from discontinued
  operations (including gain on
  sale of properties)                                (50,470)             86,982             116,543           7,336,019
                                                 -----------         -----------         -----------         -----------

Net (loss) income                                $  (479,914)        $  (309,224)        $(1,124,482)        $ 5,918,991
                                                 ===========         ===========         ===========         ===========

Number of units outstanding                      $    12,074         $    12,074         $    12,074         $    12,074
                                                 ===========         ===========         ===========         ===========

Loss from operations per limited
  partner unit                                   $       (36)        $       (33)        $      (103)        $      (117)
(Loss) income from discontinued
  operations (including gain on sale
  of properties) per limited partner unit                 (4)                  7                  10                 607
                                                 -----------         -----------         -----------         -----------
Net (loss) income per limited partner
  unit                                           $       (40)        $       (26)        $       (93)        $       490
                                                 ===========         ===========         ===========         ===========


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                          IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                               =================
                                                                For the period
                                                               December 16, 2004
                                                                   through
                                                               December 25, 2004
                                                               -----------------
Liquidating activities:

Increases in net assets in liquidation

Writedown of mortgage notes payable to their
  estimated settlement value                                         2,524,786
Writedown of Purchase Money Notes to their
  estimated settlement value                                         2,009,344
Writedown due to selling partners to their
  estimated settlement value                                         5,792,027
Writedown of accounts payable, accrued
  expense and other liabilities to their estimated
  settlement value                                                     115,308
Write down of tenants security deposits to their
  estimated settlement value                                            86,695
Writedown due to general partners of subsidiaries
  and their affiliates to their estimated settlement value              32,400
                                                                  ------------

Subtotal                                                            10,560,560
                                                                  ------------

Decreases in net assets in liquidation

Writedown of property and equipment to
  net realizable value                                              (3,115,349)
Liquidation of tenants security deposits                               (91,923)
Liquidation of mortgage escrow                                      (2,560,089)
Writedown of other assets to their estimated
  realizable value                                                    (247,941)
                                                                  ------------

Subtotal                                                            (6,015,302)
                                                                  ------------

Increase in net assets in liquidation (Note 7)                    $  4,545,258
                                                                  ============

Limited Partners Share:

Increase in net assets in liquidation                             $  4,499,805
                                                                  ============

Number of units outstanding                                       $     12,074
                                                                  ============

Increase in net assets in liquidation per
  limited partner unit                                            $        373
                                                                  ============


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                           PARTNERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                 =========================================
                                                  Limited       General
                                    Total         Partners      Partners
                                 -----------------------------------------
Balance -
  March 26, 2004                 $(6,272,485)   $(5,672,236)   $  (600,249)

Net loss                          (1,135,840)    (1,124,482)       (11,358)

Writedown of payables
  due to the general
  partner to their net
  estimated settlement
  value                            4,806,326      4,758,263         48,063

Increase in net assets
  in liquidation                   4,545,258      4,499,805         45,453
                                 -----------    -----------    -----------

Balance -
  December 25, 2004              $ 1,943,259    $ 2,461,350    $  (518,091)
                                 ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)

                                              ============================
                                                   Nine Months Ended
                                                      December 25,
                                              ----------------------------
                                                 2004            2003*
                                              ----------------------------
Cash flows from operating activities:
Net loss                                      $(1,135,840)   $ 5,978,779
                                              -----------    -----------

Income from discontinued operations
  (including gain on sale of properties)         (117,721)    (7,410,120)
Decrease in prepaid
  expenses and other assets                        21,171         95,776
Decrease in due to selling partners               273,319        340,295
Decrease in accounts payable,
  accrued expenses and other liabilities         (181,792)       (34,420)
Increase in due to general partners
  and their affiliates                            744,942        603,190
                                              -----------    -----------
Total adjustments                                 739,919     (6,405,279)
                                              -----------    -----------
Net cash used in operating activities            (395,921)      (426,500)
                                              -----------    -----------

Cash flows from investing activities:
Proceeds from sale of properties                        0         89,212
                                              -----------    -----------

Net cash provided by investing activities               0         89,212
                                              -----------    -----------

Net decrease in cash and cash equivalents        (395,921)      (337,288)
Cash and cash equivalents -
  beginning of period                             860,978      1,224,252
                                              -----------    -----------
Cash and cash equivalents -
  end of period                               $   465,057    $   886,964
                                              ===========    ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)
                                   (continued)

                                              ============================
                                                   Nine Months Ended
                                                      December 25,
                                              ----------------------------
                                                 2004            2003*
                                              ----------------------------
Summarized below are the components
  of the discontinued operations (including
  gain on sale of properties):

Decrease in property and equipment                 23,422      1,263,191
Decrease in cash - restricted for
  tenants' security deposits                      116,904         38,897
(Increase) decrease in mortgage escrow
  deposits                                       (222,541)       396,739
Increase in prepaid expenses and other
  assets                                         (168,571)       (12,623)
Decrease in due to selling partners                     0     (4,823,433)
Increase in accounts payable,
  accrued expenses and other liabilities          168,654         41,301
Decrease (increase) in tenant's security
  deposits payable                                  3,275        (36,165)
Decrease in mortgage notes payable               (139,239)    (2,349,818)
Decrease in due to general partners
  and affiliates                                        0        (62,114)
Decrease in Purchase Money Notes
  payable                                               0     (1,626,580)
Increase (decrease) in minority interest in
  loss of subsidiaries                            100,375       (150,303)


* Reclassified for comparative purposes.
See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


Note 1 - General

The consolidated financial statements for the nine months ended December 25, 2004 and 2003 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and two and four subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its general partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of December 25, 2004, the Partnership has sold fifty-nine of its sixty-one original investments.

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

On December 15, 2004, the Partnership entered into contracts to sell its Local Partnership Interests in it's remaining two subsidiary partnerships. Upon the consummation of these sales, the General Partners plan to fully liquidate the Partnership. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 15, 2004 from the going concern basis to a liquidation basis. Accordingly, the Partnership has revalued its assets to their estimated net realizable values and liabilities to their estimated settlement amounts. Up through December 15, 2004 the Partnership recorded its results of operations using accounting principles generally accepted in the United States of America applicable to going concern entities.

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been charged to the Partnership for the three and nine months ended December 25, 2004 and 2003, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report Form 10-K for the year ended March 25, 2004, except for the December 25, 2004 financial statements, which are prepared on the liquidation basis of accounting. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments and adjustments to present the liquidation basis of accounting) necessary to present fairly the financial position of the Partnership as of December 25, 2004, the statements of operations for the periods from September 26, 2004 through December 15, 2004 and March 26, 2004 through December 15, 2004 and the three and nine months ended December 25, 2003, the consolidated statement of changes in net assets in liquidation for the period from December 16, 2004 through December 25, 2004 and cash flows for the nine months ended

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


December 25, 2004 and 2003, respectively. However, the operating results for the nine months ended December 25, 2004 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2004 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates. On December 15, 2004, the Partnership entered into contracts to sell it's Limited Partnership Interests in the remaining two subsidiary partnerships' to an affiliate of the Local General Partner (See Note 4). In accordance with the liquidation basis of accounting, the Purchase Money Notes relating to these two subsidiary partnerships, totaling approximately $7,801,000 (including approximately $5,792,000 of interest) were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $7,801,000.

There were no distributions made to the Partnership for the nine months ended December 25, 2004 and 2003, and no payments of principal or interest were made on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


Note 3 - Related Party Transactions

The costs incurred to related parties for the periods September 26, 2004 through December 15, 2004 and March 26 through December 15, 2004 and the three and nine months ended December 25, 2003 were as follows:

                          For the period                        For the period
                        September 26, 2004     Three months     March 26, 2004      Nine months
                              Through              ended             through           ended
                           December 15,        December 25,       December 15,      December 25,
                               2004                2003               2004             2003
                        ------------------     -------------    ---------------    -------------
Partnership
  management fees (a)          $285,500          $285,500          $856,500          $856,500
Expense
  reimbursement (b)              22,320            17,095            69,390            69,509
                               --------          --------          --------          --------
Total general and
  administrative-
  related parties              $307,820          $302,595          $925,890          $926,009
                               ========          ========          ========          ========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $250,000 and $4,416,000 were accrued and unpaid as of December 25, 2004 and March 25, 2004, respectively. Without the General Partner's continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. As such, in accordance with the liquidation basis of accounting, the balance of the Partnership management fees owed were written down to their estimated settlement value of $250,000 during the quarter ended December 25, 2004. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $46,000 and $57,000 were accrued and unpaid as of December 25, 2004 and March 25, 2004, respectively.


Note 4 - Sale of Properties

General

The Partnership is currently in the process of disposing of its investments. As of December 25, 2004, the Partnership has disposed of fifty-nine of its sixty-one original investments. On December 15, 2004, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. There can be no assurance as to whether or when the sales will actually occur.

Information Regarding Dispositions
----------------------------------

On December 15, 2004, the Partnership entered into two purchase and sale agreements to sell its Limited Partnership Interest in Pebble Creek and Nu Elm Apartments ("Nu Elm") to an affiliate of the Local General Partner for purchase prices of $1,490,000 and $20, respectively. The contracts specify that the sales will be completed in two installments. The final installment is expected to take

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


place in 2006. The sales are contingent on the approval of the Department of Housing and Urban Development ("HUD"). No assurances can be given as to whether or when HUD will approve the sales.

On June 30, 2003, the Partnership's Limited Partnership Interest in Cabarras Arms Associates ("Cabarras") was sold to the Purchase Money Note Holder for $30,000, resulting in a loss in the amount of approximately $92,000. The Partnership was released from the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,415,000, resulting in gain on sale of property of such amount.

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


Note 5 - Commitments and Contingencies

a)  Housing Assistance Payments Contracts

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


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

b)  Other

The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two remaining properties and

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)


Note 6 - Discontinued Operations:

The following table summarizes the financial position and results of operations of the subsidiaries that are classified as discontinued operations. As of December 25, 2004 and for the periods September 26, 2004 through December 15, 2004 and March 26, 2004 through December 15, 2004, Pebble Creek and Nu Elm were classified as discontinued operations in the Consolidated Financial Statements. As of March 25, 2004 and for the three and nine month periods ended December 25, 2003, Pebble Creek, Nu Elm, Cabarras and Hathaway were classified as discontinued operations in the Consolidated Financial Statements.

Assets and Liabilities of Discontinued Operations

                                                      December 25,    March 25,
                                                          2004          2004
                                                      -----------   -----------
Assets
  Property and equipment - less
   accumulated depreciation of $0
    and $1,145,456                                    $ 1,490,020   $ 1,281,404
  Other assets                                                  0       332,975
                                                      -----------   -----------
Total assets                                          $ 1,490,020   $ 1,614,379
                                                      ===========   ===========

Liabilities and minority interest
  Mortgage notes payable                              $         0   $   535,421
  Other liabilities                                             0       139,243
  Minority interest                                             0        (6,202)
                                                      -----------   -----------
Total liabilities and minority interest               $         0   $   668,462
                                                      ===========   ===========

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 25, 2004
                                   (Unaudited)

                                                For the period                        For the period
                                              September 26, 2004     Three months     March 26, 2004      Nine months
                                                   Through              ended             through           ended
                                                 December 15,        December 25,       December 15,      December 25,
                                                     2004                2003               2004             2003
                                              ------------------     -------------    ---------------    -------------
Revenues                                          $   428,747         $   416,087        $ 1,258,900      $ 1,929,122
Gain on sale of properties (Note 4)                         0                   0                  0        6,903,614
                                                  -----------         -----------        -----------      -----------
Total revenue                                         428,747             416,087          1,258,900        8,832,736
                                                  -----------         -----------        -----------      -----------

Total expenses                                        354,997             327,330          1,014,728        1,546,843
                                                  -----------         -----------        -----------      -----------

Income (loss) before minority interest                 73,750              88,757            244,172        7,285,893
Minority interest in (income) loss of
  subsidiaries from discontinued
  operations                                         (124,730)               (896)          (126,451)         124,227
                                                  -----------         -----------        -----------      -----------
Total net (loss) income from
  discontinued operations                         $   (50,980)        $    87,861        $   117,721      $ 7,410,120
                                                  ===========         ===========        ===========      ===========

Income (loss) - limited partners
  from discontinued operations                    $   (50,470)        $    86,982        $   116,543      $ 7,336,019
                                                  ===========         ===========        ===========      ===========

Number of BACs outstanding                             12,074              12,074             12,074           12,074
                                                  ===========         ===========        ===========      ===========

Income (loss) discontinued operations
  per BAC                                         $        (4)        $         7        $        10      $       607
                                                  ===========         ===========        ===========      ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $250,000 and $4,351,000, were accrued and unpaid as of December 25, 2004 and March 25, 2004, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. As such, in accordance with the liquidation basis of accounting, the balance of the Partnership management fees owed were written down to their realizable value of $250,000 during the quarter ended December 25, 2004. The General Partners have continued allowing the accrual with partial payment of the partnership management fees, but are under no obligation to do so. Net proceeds and distributions received from future sales of the Partnership's investments will be used to pay any outstanding amounts due to the General Partners.

There were no distributions made to the Partnership for the nine months ended December 25, 2004 and 2003, respectively, and no payments of principal or interest were made on the Purchase Money Note.

During the nine months ended December 25, 2004, cash and cash equivalents of the Partnership and its consolidated Local Partnerships decreased approximately $400,000. This decrease was due entirely to net cash used in operating activities. Included in the adjustments to reconcile the net income to cash used in operating activities are income from discontinued operations (including gain on sale of properties) ($118,000) and gain from liquidating activities ($4,545,258).

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

On December 15, 2004, the Partnership entered into contracts to sell the Local Partnership Interest in its remaining two subsidiary partnerships. Upon the consummation of these sales, the General Partners plan to liquidate the Partnership. As a result, commencing with this December 25, 2004 10-Q, financial statements are presented on the liquidation basis of accounting. Management is not aware of any other trends or events, commitments or uncertainties which have not been otherwise disclosed, that will or are likely to impact liquidity in any other way. Management believes the only impact would be from laws that have not yet been adopted.

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

c)  Method of Accounting

The accompanying financial statements for the period ended December 25, 2004 were prepared on the liquidation basis of accounting, and for the year ended March 25, 2004, on the accrual basis of accounting.

d)  Discontinued Operations

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financials statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

Results of Operations
---------------------

The results of operations for the three and nine months ended December 25, 2004 and 2003 consisted primarily of the results at the Partnership level and exclude gain on sale of properties and capital events with respect to Nu Elm, Pebble Creek, Cabarrus and Hathaway, in which the Partnership sold their respective Local Partnership Interests.

Total operating expenses, excluding administrative and management remained fairly consistent with an increase (decrease) of approximately 1% and less than (1%) for the three and nine months ended December 31, 2004 as compared to 2003.

Administrative and management increased (decreased) approximately $15,000 and ($113,000). The increase for the three months ended December 25, 2004 was due to an increase in legal fees related to sales and an increase in overhead at the Partnership level. The decrease for the nine months ended December 25, 2004 is primarily due to the write-off of uncollectable receivables in 2003 and additional accounting fees relating to sales in 2003 at the Partnership level.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings -  None

Item 2.   Unregistered Sales of Equity in Securities and Use of Proceeds - None

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

Date:  February 7, 2005

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  February 7, 2005

                              By: /s/ Glenn F. Hopps
                                  ------------------
                                  Glenn F. Hopps,
                                  Treasurer
                                  (Chief Accounting Officer)

                          By: ASSISTED HOUSING ASSOCIATES,
                              INC., a General Partner

Date:  February 7, 2005

                              By: /s/ Alan P. Hirmes
                                  ------------------
                                  Alan P. Hirmes,
                                  Director and President
                                  (Chief Executive Officer and
                                   Chief Financial Officer)

Date:  February 7, 2005

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

Date:  February 7, 2005

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes,
                                      Director and President
                                      (Chief Executive Officer and
                                       Chief Financial Officer)

Date:  February 7, 2005

                                  By: /s/ Glenn F. Hopps
                                      ------------------
                                      Glenn F. Hopps,
                                      Treasurer
                                      (Chief Accounting Officer)

                                                                    Exhibit 31.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

1. I have reviewed this quarterly report on Form 10-Q for the period ending December 25, 2004 of the Partnership;

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

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

     c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

     d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the period ending December 25, 2004 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



     Date: February 7, 2005
           ----------------

                                  By: /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Chief Executive Officer and
                                      Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending December 25, 2004 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     February 7, 2005