Form 10-K
period 2005-03-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2005-06-20
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2005

                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)


                  Massachusetts                                   13-3228969
-------------------------------------------------             ------------------
 (State or other jurisdiction of incorporation or             (I.R.S. Employer
                  organization)                              Identification No.)

      625 Madison Avenue, New York, New York                        10022
-------------------------------------------------             ------------------
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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

       The approximate aggregate book value of the voting and non-voting common equity held by non-affiliates of the Registrant as of September 25, 2004 was $(6,317,000) based on Limited Partner equity (deficit) as of such date.

       Registrant's voting and non-voting common equity is not publicly traded.


                       DOCUMENTS INCORPORATED BY REFERENCE

       None

                                     PART I


Item 1.  Business

General

Cambridge Advantaged Properties Limited Partnership (formerly Hutton Advantaged Properties Limited Partnership) (the "Partnership") is a limited partnership which was formed under the laws of the Commonwealth of Massachusetts on June 28, 1984. The General Partners of the Partnership ("General Partners") are Assisted Housing Associates Inc. (formerly Cambridge Assisted Housing Associates Inc.) (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with CharterMac (AMEX: CHC), and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged. The General Partners manage and control the affairs of the Partnership. See Item 10, Directors and Executive Officers of the Registrant, below.

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

The Partnership is in the process of winding up its operations as it continues to sell its assets; therefore investment objectives (1), (2) and (4) are no longer applicable. During the years ended March 25, 2005, 2004 and 2003 the Partnership made cash distributions of approximately $0, $0 and $1,524,000, respectively, from sales transactions. The Partnership has to date made cash distributions of approximately $6,944,000 from sales transactions and expects to continue to make distributions from excess sales proceeds, although such aggregate distributions will not equal the original investment. The Partnership will no longer be generating passive losses due to the sale of properties. However, passive losses previously allocated (to the extent unused) are available to offset the income expected to be generated from the sales effort.

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

As of March 25, 2005, the Partnership only has investments in two remaining Local Partnerships both of which are subject to contracts of sale entered into on December 15, 2004 (see below).

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

The Partnership originally extended the terms of the two remaining Purchase Money Notes (with maturity dates of October 1996) for three additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase Money Notes. Of such fees incurred, $23,210 was accrued and added to the Purchase Money Notes balance. The extension fees have been fully amortized over the term of the extensions. Additionally, an oral agreement was reached that extended the maturity dates of the remaining Purchase Money Notes through the completion of the sale of the Local Partnership Interest in the remaining two subsidiary partnerships. On December 15, 2004, the Partnership entered into contracts to sell its Limited Partnership Interests in the remaining two subsidiary partnerships' to an affiliate of the Local General Partner (See Note 4). In accordance with the liquidation basis of accounting, the Purchase Money Notes relating to these two subsidiary partnerships, totaling approximately $7,903,000 (including approximately $5,894,000 of interest) were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $7,903,000. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0, $0 and $10,072,000 were made to the Partnership during each of the years ended March 25, 2005, 2004 and 2003, respectively, of which approximately $0, $0 and $8,776,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes.

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

On October 20, 1999, President Clinton signed FY 2000 VA, the HUD Independent Agencies Appropriations Act (the "Appropriations Act"). The Appropriations Act contains revisions to the HUD Mark-to-Market Program and other HUD programs concerning the preservation of the HUD housing stock. On December 29, 1999 HUD issued Notice H99-36 addressing "Project Based Section 8 Contracts Expiring in Fiscal Year 2000" reflecting the changes in the Appropriations Act and superseding earlier HUD Notices 98-34, 99-08, 99-15, 99-21 and 99-32. Notice 99-36 clarifies many of the earlier uncertainties with respect to the earlier HUD Section 8 Mark-to-Market Programs and continued the Mark-up-to-Market Program which allows owners with Section 8 contracts to increase the rents to market levels where contract rents are currently below market.

Sales of Underlying Properties/Local Partnership Interests
----------------------------------------------------------

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2005, the Partnership had disposed of fifty-nine of its sixty-one original investments. On December 15, 2004, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. There can be no assurance as to whether or when the sales will actually occur. All gains and losses on sales are included in discontinued operations. Gains on sales to affiliates of the Local General Partners are recorded as a capital transaction to minority interest.

On December 15, 2004, the Partnership entered into two purchase and sale agreements to sell its Limited Partnership Interest in Pebble Creek ("Pebble Creek") and Nu Elm Apartments ("Nu Elm") to an affiliate of the Local General Partner for purchase prices of $1,490,000 and $20, respectively. The contracts specify that the sales will be completed in two installments. The first installment is expected to take place during the Fiscal Year ending March 25, 2006, and the final installment is expected to take place during Fiscal Year ending March 25, 2007. The sales are contingent on the approval of the Department of Housing and Urban Development ("HUD"). No assurances can be given as to whether or when HUD will approve the sales.

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

On December 20, 2002, the property and the related assets and liabilities of Conifer 317 ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in gain on sale of approximately $180,000.

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a capital contribution of approximately $412,000. The Partnership used approximately $617,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in gain on sale of approximately $2,828,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a capital contribution of approximately $158,000. The Partnership used approximately $1,277,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $2,645,000, resulting in gain on sale of approximately $1,368,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a capital contribution of approximately $379,000. The Partnership used approximately $1,194,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,725,000, resulting in gain on sale of approximately $531,000.

On April 30, 2002, the property and the related assets and liabilities of Shelton Beach Apartments ("Northpointe I") were sold to an unaffiliated third party for $2,333,333, resulting in a gain of approximately $598,000. The Partnership used approximately $1,124,000 of proceeds to settle the associated

Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,239,000, resulting in gain on sale of approximately $2,115,000.

On April 30, 2002, the property and the related assets and liabilities of Northpointe II were sold to an unaffiliated third party for $1,666,667 resulting in a gain of approximately $394,000. The Partnership used approximately $570,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,119,000, resulting in gain on sale of property of approximately $1,549,000.


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

Item 2.  Properties

As of March 25, 2005, the Partnership holds a 98.99% limited partnership interest in each of two Local Partnerships, which own two Apartment Complexes receiving Government Assistance. Through the fiscal year ended March 25, 2005, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-eight subsidiary partnerships were sold (see Item 7, below). Set forth below is certain information concerning the Apartment Complexes and their operations and finances. See Schedule III to the financial statements included herein for information regarding encumbrances and for additional information pertaining to the Apartment Complexes.

Each of the Local Partnerships owns one Apartment Complex. The Apartment Complexes owned as of March 25, 2005 are located in Missouri and Michigan.

The two Apartment Complexes owned by the Local Partnerships at March 25, 2005 contain a total of 258 rental units. The larger of the Apartment Complexes consists of 186 units. Construction of each Apartment Complex was completed between 1972 and 1973.

The remaining Apartment Complexes are occupied by low, moderate and middle-income tenants, some of whom are elderly. Each Apartment Complex is located in the vicinity of other housing developments receiving Government Assistance.

The remaining two Apartment Complexes are subject to existing permanent first mortgages (the "Mortgage Loans"). See Schedule III.


                           LOCAL PARTNERSHIP SCHEDULE


                                                 Government
                                                  Assistance        Percentage of Units Occupied at December 31,
        Name and Location             Year           HUD         ------------------------------------------------
        (Number of Units)           Completed     Programs(a)     2004      2003       2002       2001       2000
--------------------------------    ---------   -------------    -----      ----       ----       ----       ----
Knollwood I                          1978       Sec.221(d)(4)     (e)        (e)        (e)        (e)        (e)
   Mobile, AL (192)
Knollwood II                         1979       Sec.221(d)(4)     (e)        (e)        (e)        (e)        (e)
   Mobile, AL (192)
Knollwood III                        1981       Sec.221(d)(4)     (e)        (e)        (e)        (e)        (e)
   Mobile, AL (192)
Knollwood, IV                        1983       Sec.221(d)(4)     (e)        (e)        (e)        (e)        (e)
   Mobile, AL (128)
Parklane II                          1977       Sec.221(d)(4)     (e)        (e)        (e)        (e)        (e)
   Mobile, AL(140)
Cedarbay                             1981       Sec.221(d)(4)     (n)        (n)        (n)        (n)        (n)
   Mobile, AL(112)
Northwoods III Apts.                 1982       Sec.221(d)(4)     (p)        (p)        (p)        (p)        87%
   Pensacola, FL (192)
Westminster Manor Apts.              1972       Sec.221(d)(4)     (f)        (f)        (f)        (f)        (f)
   Arvada, CO (280)                                HAP


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                 Government
                                                  Assistance        Percentage of Units Occupied at December 31,
        Name and Location             Year           HUD         ------------------------------------------------
        (Number of Units)           Completed     Programs(a)     2004      2003       2002       2001       2000
--------------------------------    ---------   -------------    -----      ----       ----       ----       ----
Northgate Townhouse Apts.            1977       Sec.221(d)(4)     (f)        (f)        (f)        (f)        (f)
   Thornton, CO (184)                              HAP
Hackley Village                      1971       Sec.236           (q)        (q)        (q)        (q)        93%
   Muskegon, MI (54)                               HAP
Huntley #1                           1972       Sec.236           (s)        (s)        (s)        88%        98%
   Holt, MI (88)                                   HAP
Huntley #2                           1973       Sec.236           (s)        (s)        (s)        82%        99%
   Holt, MI (72)                                   HAP
Seymour O'Brien Manor Apts.          1972       Sec.236           (p)        (p)        (p)        (p)       100%
   Seymour, IN (56)                                HAP
Washington Highland Apts.            1972       Sec.236           (p)        (p)        (p)        (p)        96%
   Washington, IN (56)                             HAP
Vincennes Niblack Apts.              1972       Sec.236           (p)        (p)        (p)        (p)        96%
("Autumn Ridge Apartments")                        HAP
   Vincennes, IN (144)
Casa Ramon Apartments                1974       Sec.236           (n)        (n)        (n)        (n)        (n)
   Orange, CA (75)                                 HAP
Nu-Elm Apartments                    1972       Sec.236           89%        89%        86%        93%        92%
   Springfield, MO (72)                            HAP
Buttonwood Acres                     1973       Sec.236           (f)        (f)        (f)        (f)        (f)
   New Bedford, MA (132)                           HAP(b)
Rockdale West                        1974       Sec.236           (i)        (i)        (i)        (i)        (i)
   New Bedford, MA (225)                           HAP(b)
Solemar                              1976          (c)            (o)        (o)        (o)        (o)        (o)
   South Dartmouth, MA (200)
Decatur Apartments                   1971       Sec.236           (o)        (o)        (o)        (o)        (o)
   Decatur, AL (100)                               HAP
Florence Apartments                  1973       Sec.236           (o)        (o)        (o)        (o)        (o)
   Florence, AL (96)
Saraland Apartments (g)              1972       Sec.236           (t)        (t)        (t)         0%        0%
   Saraland, AL (60)                               HAP
University Gardens Apts.             1971       Sec.236           (q)        (q)        (q)        (q)       100%
   Waxahachie, TX (104)
Southside Village Apts.              1972       Sec.236           (q)        (q)        (q)        (q)        91%
   Brownwood, TX (104)                             HAP
Dickens Ferry Apartments             1972       Sec.236           (o)        (o)        (o)        (o)        (o)
   Mobile, AL (80)                                 HAP
Bonnie Doone Apartments              1972       Sec.236           (o)        (o)        (o)        (o)        (o)
   Athens, AL (60)                                 HAP
Conifer 208 (Conifer Village)        1972       Sec.236           (n)        (n)        (n)        (n)        (n)
   Spokane, WA (64)                                HAP
Conifer 307 (Fircrest)               1973       Sec.236           (k)        (k)        (k)        (k)        (k)
   Beaverton, OR (60)                              HAP
Conifer 317 (Pinewood)               1974       Sec.236           (s)        (s)        (s)        96%       100%
   Hillsboro, OR (50)
Bicentennial Apts.                   1976       Sec.221(d)(4)     (d)        (d)        (d)        (d)        (d)
   Houston, TX (292)
Bellfort Apts.                       1979       Sec.221(d)(4)     (k)        (k)        (k)        (k)        (k)
   Houston, TX (272)                               HAP
Cloisters (Sundown)                  1974       Sec.236           (n)        (n)        (n)        (n)        (n)
   Birmingham, AL (192)                            HAP


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                 Government
                                                  Assistance        Percentage of Units Occupied at December 31,
        Name and Location             Year           HUD         ------------------------------------------------
        (Number of Units)           Completed     Programs(a)     2004      2003       2002       2001       2000
--------------------------------    ---------   -------------    -----      ----       ----       ----       ----
Cabarrus Arms                        1974       Sec.236           (u)        (u)        97%        96%        95%
   Kannapolis, NC (76)                             HAP
Summer Arms Apts.                    1974       Sec.236           (t)        (t)        (t)        92%        98%
   Sumter, SC (100)                                HAP
Lexington Village                    1973       Sec.236           (s)        (s)        (s)        75%        95%
   Conyers, GA (108)                               HAP
Ware Manor                           1971       Sec.236           (p)        (p)        (p)        (p)        93%
   Waycross, GA (84)                               HAP
Nottingham Woods Apts.               1974       Sec.236           (p)        (p)        (p)        (p)        97%
   Oxford, AL (144)
Hathaway Court                       1974       Sec.236           (u)        (u)        98%        100%      100%
   Covington, KY (159)                             HAP
Tall Pines                           1972       Sec.236           (p)        (p)        (p)        (p)        98
   La Grange, GA (115)                             HAP
Shelton Beach Apts.                  1975       Sec.221(d)(4)     (s)        (s)        (s)        94%        92%
   Saraland, AL (112)
Northpointe II                       1978       Sec.221(d)(4)     (s)        (s)        (s)        91%        93%
   Saraland, AL (80)
Caroline Forest Apts.                1973       Sec.236           (o)        (o)        (o)        (o)        (o)
   Salem, VA (72) (m)
Park of Pecan I                      1979       Sec.221(d)(4)     (i)        (i)        (i)        (i)        (i)
   Rosenberg, TX (137)
Park of Pecan II                     1978       Sec.221(d)(4)     (i)        (i)        (i)        (i)        (i)
   Rosenberg, TX (136)
Villa Apollo No. 1                   1971       Sec.236           (j)        (j)        (j)        (j)        (j)
   Brownstown Township, MI (112)                   HAP
Carlton Terrace Apartments           1973       Sec.236           (j)        (j)        (j)        (j)        (j)
   Sterling Heights, MI (300)
Cranbrook Manor Apartments           1970       Sec.236           (j)        (j)        (j)        (j)        (j)
   Lansing, MI (136)                               HAP
Oakbrook Villa Apartments            1970       Sec.236           (k)        (k)        (k)        (k)        (k)
   Romulus, MI (352)                               HAP
Pebble Creek                         1973       Sec.236           96%        98%        98%        99%       100%
   East Lansing, MI (186)
Villa Apollo No. 2                   1971       Sec.236           (j)        (j)        (j)        (j)        (j)
   Brownstown Township, MI (286)                   HAP
Greenwood Manor                      1974       Sec.236           (q)        (q)        (q)        (q)        91%
   Pine Bluff, AR (64)                             HAP
Malvern Manor                        1974       Sec.236           (q)        (q)        (q)        (q)        90%
   Malvern, AR (50)                                HAP
Hereford Manor                       1973       Sec.236           (q)        (q)        (q)        (q)        94%
   Siloam Springs, AR (50)                         HAP
Henslee Heights                      1974       Sec.236           (q)        (q)        (q)        (q)       100%
   Pine Bluff, AR (78)                             HAP
Oakwood Manor                        1972       Sec.236           (p)        (p)        (p)        (p)        76%
   Little Rock, AR (200)                           HAP
West Scenic Apartments               1971       Sec.236           (n)        (n)        (n)        (n)        (n)
   North Little Rock, AR (150)
Robindale East Apartments            1974       Sec.236           (p)        (p)        (p)        (p)        73%
   Blytheville, AR (88)                            HAP


                           LOCAL PARTNERSHIP SCHEDULE
                                   (continued)

                                                 Government
                                                  Assistance        Percentage of Units Occupied at December 31,
        Name and Location             Year           HUD         ------------------------------------------------
        (Number of Units)           Completed     Programs(a)     2004      2003       2002       2001       2000
--------------------------------    ---------   -------------    -----      ----       ----       ----       ----
Southwest Apartments                 1970       Sec.236           (q)        (q)        (q)        (q)        94%
   Little Rock, AR (49)                            HAP
Valley Arms                          1975       Sec.236           (k)        (k)        (k)        (k)        (k)
   Statesville, NC (100)                           HAP
Lancaster Manor                      1970       Sec.221(d)(3)     (h)        (h)        (h)        (h)        (h)
   San Diego, CA (248)

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

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for the Registrant's Limited Partnerships Interests and Related Security Holder Matters

As of March 25, 2005, the Partnership had issued and outstanding 12,074 Limited Partnership Interests, of which 6,674 are Initial Limited Partnership Interests and 5,400 are Additional Limited Partnership Interests, each representing a $5,000 capital contribution to the Partnership, for aggregate gross proceeds of $60,370,000. Additional Limited Partnership Interests are the Limited Partnership Interests acquired upon the exercise of warrants or sold by the Partnership upon the nonexercise of the warrants. The warrants are rights granted pursuant to the Partnership Agreement as part of the purchase of an Initial Limited Partner Interest. No further issuance of Initial Limited Partnership Interests or Additional Limited Partnership Interests is anticipated and all warrants have expired.

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

As of May 5, 2005, there were approximately 4,405 registered holders of Limited Partnership Interests.

In March 2003, 2001, 2000 and 1998, cash distributions of approximately $1,509,000, $1,389,000, $1,980,000 and $1,997,000 were paid to the Limited
Partners, respectively. Additionally, in March 2003, 2001, 2000 and 1998, cash distributions of approximately $15,000, $14,000, $20,000 and $20,000 were paid to the General Partners, respectively. These distributions were from net proceeds from the sale of properties by Local Partnerships in which the Partnership had invested (see Item 7. below). Of the total cash distributions of approximately $1,524,000, $1,403,000, $2,000,000 and $2,017,000 for the years ended March 25, 2003, 2001, 2000 and 1998, there was no return of capital determined in accordance with U.S. generally accepted accounting principles. With the exception of these distributions, the Partnership has made no distributions to its Limited Partners from its inception on June 28, 1984 to March 25, 2005. There are no material restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. The Partnership has invested as a limited partner in Local Partnerships owning Apartment Complexes that receive Governmental Assistance under programs which in many instances restrict the cash return available to owners. See Item 8, Footnote 11(e) below, for a discussion of these restrictions. The Partnership does not anticipate providing significant cash distributions to its Limited Partners in circumstances other than refinancing or sale of the Apartment Complexes or the Local Partnership Interests. These distributions will not be sufficient to return to Limited Partners the full amount of their original investment in the Partnership.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of the Partnership. Additional detailed financial information is set forth in audited financial statements and footnotes contained in Item 8 hereof and in the schedules contained in Item 14 hereof.

                                                                 Year Ended March 25,
                                     ----------------------------------------------------------------------------
            OPERATIONS                   2005          2004*           2003*           2002*           2001*
--------------------------------     ------------   ------------   -------------   -------------   --------------
 Revenues                            $     21,029   $     29,852   $      53,011   $      94,778   $      194,105
 Operating expenses                    (1,274,590)    (1,862,157)     (2,286,345)     (5,304,760)     (10,314,132)
                                     ------------   ------------   -------------   -------------   --------------

 Loss from operations                  (1,253,561)   (1,832,305)      (2,233,334)     (5,209,982)     (10,120,027)

 Net (loss) income from
  discontinued
  operations (Note 12)                 (3,367,212)     7,456,575      20,834,426      39,489,760       36,966,766
                                     ------------   ------------   -------------   -------------   --------------

 Net (loss) income                   $ (4,620,773)  $  5,624,270   $  18,601,092   $  34,279,778   $   26,846,739
                                     ============   ============   =============   =============   ==============

 Loss from operations per Unit       $       (103)  $       (150)  $        (183)  $        (427)  $         (830)
 (Loss) income from discontinued
  operations (including gain on
  sale of properties, loss on
  impairment of fixed assets and
  minority interest) per limited
  partner unit                               (276)           611           1,708           3,238            3,031
                                     ------------   ------------   -------------   -------------   --------------

 Net (loss) income per Unit          $       (379)  $        461   $       1,525   $       2,811   $        2,201
                                      ============   ============   =============   =============    =============

                                                                 Year Ended March 25,
                                     ----------------------------------------------------------------------------
        FINANCIAL POSITION               2005          2004*           2003*           2002*            2001
--------------------------------     ------------   ------------   -------------   -------------   --------------

 Total assets                        $  4,340,766   $  8,431,782   $  10,583,374   $  27,426,999   $   51,182,923
                                     ============   ============   =============   =============   ==============

 Long-term obligations               $          0   $  9,656,656   $  18,613,182   $  45,956,744   $  103,353,307
                                     ============   ============   =============   =============   ==============

 Total liabilities                   $  2,442,759   $ 14,798,440   $  22,420,241   $  56,178,198   $  113,797,425
                                     ============   ============   =============   =============   ==============

 Minority interest                   $          0   $    (94,656)  $      59,888   $     222,153   $      638,628
                                     ============   ============   =============   =============   ==============

* Reclassified for comparative purposes for discontinued operations from assets held for sale and sales of property and partnership interests.

During the years ended March 25, 2001, 2002, 2003 and 2004, total assets decreased primarily due to depreciation and the sale of properties (see Note 10 in Item 8, Financial Statements and Supplementary Data), partially offset by net additions to property and equipment. During the year ended March 25, 2005, total assets decreased primarily due to the writedown of the remaining properties to their estimated net realizable value. Long-term obligations and total liabilities decreased for the years ended March 25, 2001, 2002, 2003 and 2004, primarily due to the forgiveness of indebtedness on Purchase Money Notes and amounts due to selling partners as a result of the sale, principal repayments of mortgage notes payable and payments of interest on Purchase Money Notes, partially offset by accruals of interest on Purchase Money Notes. During the year ended March 25, 2005, long-term obligations and total liabilities decreased, primarily due to these liabilities being written down to their estimated net settlement value.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

General
-------

The Partnership's capital was originally invested primarily in 61 Local Partnerships, in which the Partnership made an initial investment of $50,293,934 (including acquisition expenses). These investments are highly illiquid. At the beginning of fiscal year 2004, the Partnership had interests in two Local
Partnerships. During the fiscal year ended March 25, 2005, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. The contracts specify that the sales will be completed in two installments. The first installment is expected to take place during the Fiscal Year ending March 25, 2006, and the final installment is expected to take place during Fiscal Year ending March 25, 2007. Through the fiscal year ended March 25, 2005, the properties and the related assets and liabilities owned by thirty-one subsidiary partnerships were sold and the Partnership's Local Partnership Interests in twenty-eight subsidiary partnerships were sold. As of March 25, 2005, the Partnership owned interests in two Local Partnerships.

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

Short-Term
----------

During the period March 26 through December 15, 2005, cash and cash equivalents of the Partnership decreased approximately $396,000. This decrease is due to cash used in operating activities ($396,000). Included in the adjustments to reconcile the net loss to cash used in operating activities is income from discontinued operations ($3,367,000).

Total expenses for the years ended March 15, 2005, 2004 and 2003, excluding depreciation and amortization, interest and general and administrative - related parties, totaled $75,381, $205,911 and $139,595, respectively. Accounts payable and other liabilities totaled $24,657 and $90,469 , respectively.

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term.

Distributions aggregating approximately $0, $0 and $10,072,000 were made to the Partnership during the 2004, 2003 and 2002 Fiscal Years, respectively, of which approximately $0, $0 and $8,776,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes.

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $316,000, $4,351,000 and $3,439,000, were accrued and unpaid as of March 25, 2005, 2004 and 2003, respectively. Without the General Partners' continued allowance of accrual without payment of certain fees and expense reimbursements, the Partnership will not be in a position to meet its obligations. The General Partners have continued allowing the accrual without payment of these amounts but are under no obligation to continue to do so. Proceeds received from future sales will be used to pay any outstanding amounts due to the General Partners.

Government Programs and Regulations
-----------------------------------

For a discussion of Government Programs and Regulations see Item 1. Business.

Tabular Disclosure of Contractual Obligations
---------------------------------------------
The  following   table   summarized  the   Partnership's   commitments  for  the
discontinued operations as of March 25, 2005, to make future payments under its debt agreements and other contractual obligations.

                                                Less than         1 - 3            3 -5         More than
                                  Total           1 Year          Years           Years          5 Years
                               -----------     ------------    ------------    ------------    ------------
 Mortgage notes payable of
  assets held for sale (a)     $  1,987,373    $    150,764    $    332,746    $    379,182    $  1,124,681
                               ============    ============    ============    ============    ============

(a) Pebble Creek's mortgage note is payable in aggregate monthly installments of approximately $10,000, including principal and interest at a rate of 6.75% per annum, through July 2012. The subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. Under the terms of regulatory agreements with the Secretary of HUD, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% per annum; the balance was subsidized under Section 236 of the National Housing Act. In accordance with the liquidation basis of accounting, The Nu Elm mortgage note payable, totaling approximately $488,000, was written down to its estimated settlement value, resulting in a gain on liquidation of approximately $488,000.

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

a)  Basis of Accounting

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the March 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,341,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,443,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled. The accompanying financial statements for the years ended March 25, 2004 and 2003 are presented on the accrual basis of accounting.

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

For the year ended March 25, 2005, the Partnership has recorded a loss on impairment of assets of approximately $3,558,000.

c)  Discontinued Operations

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

d)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, and other miscellaneous items.

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

New Accounting Pronouncements
-----------------------------

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

Results of Operations
---------------------

The following is a summary of the results of operations of the Partnership for the 2004, 2003 and 2002 Fiscal Years.

The results of operations of the Partnership, as well as the Local Partnerships, excluding discontinued operations (including gain on sale of properties and forgiveness of indebtedness income), administrative and management, administrative and management-related parties and financial remained fairly constant for the 2004 Fiscal Year as compared to the 2003 Fiscal Year.

Net operating loss during the 2004, 2003 and 2002 Fiscal Years totaled $1,253,561, $1,832,305 and $2,233,334, respectively.

2004 vs. 2003
-------------

Due to the remaining two Local Partnerships being classified as discontinued operations, the operating income and operating expenses for the 2004 and 2003 Fiscal Years were at the Partnership level.

Other income decreased approximately $9,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year primarily due to the 2004 Fiscal Year financial statements being prepared on the liquidation basis of accounting. As of December 16, 2004, all other income was included in liquidating activities.

Administrative and management decreased approximately $131,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year due to the write-off of uncollectible receivables at the Partnership level during the 2003 Fiscal Year as well as the 2004 Fiscal Year financial statements being prepared on the liquidation basis of accounting. As of December 16, 2004, all administrative and management expenses were included in liquidating activities.

Administrative and management-related parties decreased approximately $306,000 for the 2004 Fiscal Year as compared to the 2003 Fiscal Year, primarily due to the General Partners' decision to waive the partnership management fee in the 2004 Fiscal Year (see Note 8).

Interest expense decreased approximately $151,000 for the 2004 Fiscal year as compared to the 2003 Fiscal Year due to a decrease in the total principal of the Purchase Money Notes being charged interest at the Partnership level as well as the 2004 Fiscal Year financial statements being prepared on the liquidation basis of accounting. As of December 16, 2004, all interest expenses were included in liquidating activities.

Net (loss) income from discontinued operations will continue to fluctuate as a result of the disposition of properties.

2003 vs. 2002
-------------

Due to the remaining two Local Partnerships being classified as discontinued operations, the operating income and operating expenses for the 2003 and 2002 Fiscal Years were at the Partnership level.

Other income decreased approximately $23,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to higher cash and cash equivalents balance earning interest in 2002 Fiscal Year.

Total operating expenses, excluding administrative and management and interest, remained fairly consistent with an increase of approximately 9% for the 2003 Fiscal Year as compared to the 2002 Fiscal Year.

Administrative and management increased approximately $66,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year, primarily due to the write-off of uncollectible receivables at the Partnership level during the 2003 Fiscal Year.

Interest expense decreased approximately $597,000 for the 2003 Fiscal Year as compared to the 2002 Fiscal Year primarily due to a decrease in the total principal of the Purchase Money Notes being charged interest at the Partnership level.

Net (loss) income from discontinued operations will continue to fluctuate as a result of the disposition of properties.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

The Partnership has mortgage notes that are payable in aggregate monthly installments including principal and interest at rates varying from 6.75% to 7% per annum. The Partnership does not believe there is a material risk associated with the various interest rates associated with the mortgage notes as the majority of the Local Partnership mortgage notes have fixed rates. In accordance with the liquidation basis of accounting, mortgage notes payable, totaling approximately $2,476,000, were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $2,476,000. The Partnership currently discloses in Item 8, Note 3 of the Notes to Consolidated Financial Statements, the fair value of the mortgage notes payable. The Partnership does not have any other market risk sensitive instruments.

Item 8.  Financial Statements and Supplementary Data
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements

         Report of Independent Registered Public Accounting Firm         17

         Consolidated Statement of Net Assets in Liquidation as
           of March 25, 2005 and Consolidated Balance Sheet as of
           March 25, 2004                                                37

         Consolidated Statements of Operations for the Period
           March 26, 2004 through December 15, 2004 and for the
           Years Ended March 25, 2004 and 2003                           38

         Consolidated Statement of Changes in Net Assets in
           Liquidation for the  Period December 16, 2004 through
           March 25, 2005                                                39

         Consolidated Statements of Changes in Partners' Deficit
           for the Period March 26, 2004 through December15, 2004
           and for the Years Ended March 25, 2004 and 2003               40

         Consolidated Statements of Cash Flows for the Period
           March 26, 2004 through December 15, 2004 and for the
           Years Ended March 25, 2005 and 2004                           41

         Notes to Consolidated Financial Statements                      42

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries

We have audited the consolidated balance sheets of Cambridge Advantaged Properties Limited Partnership and Subsidiaries as of March 25, 2004, and the related consolidated statements of income, changes in partners' deficit, and cash flows for the years ended March 25, 2004 and 2003 (the 2003 and 2002 Fiscal Years, respectively), and the consolidated statements of income, changes in partners' deficit, and cash flows for the period March 26, 2004 through December 15, 2004. In addition, we have audited the consolidated statement of net assets in liquidation as of March 25, 2005, and the related consolidated statement of changes in net assets in liquidation for the period December 16, 2004 through March 25, 2005. The financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for 4 (2003 Fiscal Year) and 15 (2002 Fiscal Year) subsidiary partnerships whose net income aggregated $805,748 and $3,741,030 for the 2003 and 2002 Fiscal Years, respectively, and whose assets constituted 88% of the Partnership's assets at March 25, 2004 presented in the accompanying consolidated financial statements. The financial statements of these subsidiary partnerships were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for these subsidiary partnerships, is based solely upon the reports of the other auditors.

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

As described in Note 1(a), the Partnership is currently in the process of disposing of its investments. As of March 25, 2005, the Partnership has disposed of fifty-nine of its sixty-one original investments and on December 15, 2004, entered into contracts to sell its Limited Partnership interest in the remaining two. The Partnership intends to liquidate upon the sale of the remaining investments. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 15, 2004 from the going-concern basis to a liquidation basis.

In our opinion, based upon our audits and the reports of the other auditors, the accompanying consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cambridge Advantaged Properties Limited Partnership and Subsidiaries at March 25, 2004, the results of their operations and their cash flows for the years ended March 25, 2004 and 2003 and for the period March 26, 2004 through December 15, 2004, their net assets in liquidation as of March 25, 2005, and the changes in their net assets in liquidation for the period December 16, 2004 through March 25, 2005, in conformity with U.S. generally accepted accounting principles applied on the basis described in the preceding paragraph.

TRIEN ROSENBERG ROSENBERG
WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2005

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cabarrus Arms Associates at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note B to the financial statements, effective December 31, 2002, the Partnership changed its method of accounting for property and equipment which was previously classified as held for sale.


/s/ Williams Benator & Libby, LLP
Atlanta, Georgia
January 29, 2003

[Letterhead of Mauldin & Jenkins]

INDEPENDENT AUDITORS' REPORT

To the Partners
Summer Arms Apartments, Ltd.
Sumter, South Carolina

We have audited the accompanying balance sheets of Summer Arms Apartments (a limited partnership) as of December 31, 2002, 2001 and 2000, and the related statements of operations, changes in partners' equity and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

INDEPENDENT AUDITORS' REPORT

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lexington Village Company (a limited partnership) as of August 31, 2002 and December 31, 2001 and 2000, and the results of its operations and its cash flows for the period of January 1, 2002 to August 31, 2002 and for years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


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

/s/ Jeffrey Phillips Mosley & Scott, P.A.
Little Rock, Arkansas
May 1, 2002

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION AS OF MARCH 25, 2005
               AND CONSOLIDATED BALANCE SHEET AS OF MARCH 25, 2004

                                     ASSETS

                                                                                             March 25,
                                                                                  ---------------------------------
                                                                                      2005                2004
                                                                                  -----------         ------------
Operating assets
  Property  and  equipment - net, less accumulated depreciation
   (Notes 2, 4 and 6)                                                             $         0         $  3,347,387
  Cash and cash equivalents (Notes 2 and 11)                                          460,403              860,978
  Cash - restricted for tenants' security deposits (Note 3)                                 0              198,829
  Mortgage escrow deposits (Notes 3, 5 and 6)                                               0            2,039,630
  Notes receivable                                                                    287,791              370,579
                                                                                  -----------         ------------
  Total operating assets activities                                                   748,194            6,817,403
                                                                                  -----------         ------------
  Assets from discontinued operations (Note 12)
    Property and equipment held for sale, net of accumulated
      depreciation                                                                  1,043,010            1,280,906
    Net assets held for sale                                                        2,549,562              333,473
                                                                                  -----------         ------------
  Total assets from discontinued operations                                         3,592,572            1,614,379
                                                                                  -----------         ------------

Total assets                                                                        4,340,766         $  8,431,782
                                                                                  -----------         ============

         LIABILITIES AND PARTNERS' DEFICIT AND NET ASSETS IN LIQUIDATION

Operating liabilities
  Mortgage notes payable (Notes 3 and 6)                                         $          0         $  2,128,604
  Purchase money notes payable (Notes 3 and 7)                                              0            2,009,344
  Due to selling partners (Notes 3 and 7)                                                   0            5,518,708
  Accounts payable, accrued expenses and other liabilities                             24,657               90,469
  Tenants' security deposits payable                                                        0               73,817
  Due to general partners and affiliates (Note 8)                                     315,550            4,356,934
                                                                                  -----------         ------------
Total operating liabilities                                                           340,207           14,177,876
                                                                                  -----------         ------------
Liabilities from discontinued operations (including minority interest) (Note 12)
  Mortgage notes payable of assets held for sale                                    1,987,373              535,421
  Net liabilities held for sale                                                       115,179               85,626
                                                                                  -----------         ------------
Total liabilities from discontinued operations                                      2,102,552              621,047
                                                                                  -----------         ------------

Total liabilities                                                                   2,442,759           14,798,923
                                                                                  -----------         ------------

Minority interest (relating to operating activities) (Note 2)                               0              (94,656)
                                                                                  -----------         ------------

Commitments and contingencies (Notes 6, 7, 8 and 11)

Partners' capital (deficit)
  Limited partners                                                                          0           (5,672,236)
  General partners                                                                          0             (600,249)
                                                                                  -----------         ------------

                                                                                            0           (6,272,485)
                                                                                  -----------         ------------

Net assets in liquidation                                                         $ 1,898,007                    0
                                                                                  ===========         ------------

Total liabilities and partners' deficit                                                               $  8,431,782
                                                                                                      ============


          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the period
                                                              March 26, 2004
                                                                 through        The Year        The Year
                                                               December 15,       Ended           Ended
                                                                   2004       March 25,2004*  March 25, 2003*
                                                              --------------  --------------  ---------------
Operations:

Revenues:
Other                                                           $     21,029    $     29,852    $     53,011
                                                                ------------    ------------    ------------

Expenses
General and administrative                                            75,381         205,911         139,595
General and administrative - related parties (Note 8)                925,890       1,231,509       1,134,355
Interest                                                             273,319         424,737       1,012,395
                                                                ------------    ------------    ------------
Total expenses                                                     1,274,590       1,862,157       2,286,345
                                                                ------------    ------------    ------------

Loss from operations                                              (1,253,561)     (1,832,305)     (2,233,334)

Discontinued operations:

Net (loss) income from discontinued operations (including
  gain on sale of properties, loss on impairment fixed assets
  and minorityinterest)(Note 12)                                  (3,367,212)      7,456,575      20,834,426
                                                                ------------    ------------    ------------
Net (loss) income                                               $ (4,620,773)   $  5,624,270    $ 18,601,092
                                                                ============    ============    ============

Limited Partners Share:
Loss from operations                                            $ (1,241,025)   $ (1,813,982)   $ (2,211,000)
(Loss) income from discontinued operations (including gain
  on sale of properties, loss on impairment fixed assets and
  minority interest)                                              (3,333,540)      7,382,009      20,626,082
                                                                ------------    ------------    ------------

Net (loss) income                                               $ (4,574,565)   $  5,568,027    $ 18,415,082
                                                                ============    ============    ============

Number of units outstanding                                           12,074          12,074          12,074
                                                                ============    ============    ============

Loss from operations per limited partner unit                   $       (103)   $       (150)   $       (183)
(Loss) income from discontinued operations (including gain
  on sale of properties) per limited partner unit                       (276)            611           1,708
                                                                ------------    ------------    ------------
Net (loss) income per limited partner unit                      $       (379)   $        461    $      1,525
                                                                ============    ============    ============


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF CHANGES
                          IN NET ASSETS IN LIQUIDATION

                                                                         For the period
                                                                          December 16,
                                                                              2004
                                                                            through
                                                                         March 25, 2005
                                                                        -----------------
Liquidating activities:

Increases in net assets in liquidation

Wrtitedown  of  payables  due to  General  Partner to their net
  estimated settlement value                                               $   4,807,576
Writedown of related party  Purchase Money Notes payable due to
  selling partners                                                             7,801,371
Writedown  of  mortgage   notes  payable  to  their   estimated
  settlement value                                                               488,243
Writedown  of  accounts  payable,  accrued  expense  and  other
  liabilities to their estimated settlement value                                 53,522
Write  down  tenants  security   deposits  to  their  estimated
  settlement value                                                                12,582
                                                                           -------------

Subtotal                                                                      13,163,294
                                                                           -------------

Decreases in net assets in liquidation

Liquidation of tenants security deposits                                         (12,766)
Liquidation of mortgage escrow                                                  (342,744)
Writedown of other assets to their estimated realizable value                    (16,519)
                                                                           -------------

Subtotal                                                                        (372,029)
                                                                           -------------

Increase in net assets in liquidation                                         12,791,265

Net assets (liabilities) in liquidation at December 16, 2004                 (10,893,258)
                                                                           -------------

Net assets in liquidation at March 25, 2005                                $   1,898,007
                                                                           =============

Limited Partners Share:

Increase in net assets in liquidation per limited partner unit             $  12,663,352
                                                                           =============

Number of units outstanding                                                $      12,074
                                                                           =============

Increase in net assets in liquidation per limited partner unit             $    1,048.81
                                                                           =============

          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                                                             Limited             General
                                                           Total             Partners            Partners
                                                       --------------     --------------      --------------
Balance - March 26, 2002                               $  (28,973,352)    $  (28,146,094)     $     (827,258)

Net income                                                 18,601,092         18,415,081             186,011

Distributions                                              (1,524,495)        (1,509,250)            (15,245)
                                                       --------------     --------------      --------------

Balance - March 25, 2003                                  (11,896,755)       (11,240,263)           (656,492)

Net income                                                  5,624,270          5,568,027              56,243
                                                       --------------     --------------      --------------

Balance - March 25, 2004                                   (6,272,485)        (5,672,236)           (600,249)

Net loss for the period March 26, 2004 through
December 15, 2004                                          (4,620,773)        (4,574,565)            (46,208)
                                                       --------------     --------------      --------------

Balance - December 15, 2004                            $  (10,893,258)    $  (10,246,801)     $     (646,457)
                                                       ==============     ==============      ==============

          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                  For the Period
                                                                   March 26, 2004     Year Ended March 25,
                                                                      through       ----------------------------
                                                                 December 15, 2004      2004*           2003*
                                                                 -----------------  ------------    ------------
Cash flows from operating activities:
Net (loss) income                                                    $ (4,620,773)  $  5,624,270    $ 18,601,092
                                                                     ------------   ------------    ------------
Adjustments to reconcile net (loss) income to net cash used in operating activities
Income from discontinued operations (including gain on sale of
  properties)                                                           3,367,212     (7,456,575)    (20,834,426)
Decrease (increase) in assets:
Prepaid expenses and other assets                                          21,171        102,584          54,953
Increase (decrease) in liabilities:
Due to selling partners                                                   273,319        424,737       1,012,395
Payments of interest to selling partners                                        0              0      (2,966,329)
Accounts payable, accrued expenses and other liabilities                 (181,792)       195,255       1,182,432
Due to general partners and affiliates                                    744,942        911,221         364,824
                                                                     ------------   ------------    ------------

  Total adjustments                                                     4,224,852     (5,822,778)     (21,186,15)
                                                                     ------------   ------------    ------------

Net cash used in operating activities                                    (395,921)      (198,508)     (2,585,059)
                                                                     ------------   ------------    ------------

Cash flows from investing activities:
Proceeds from sale of properties                                                0         90,000      12,787,113
Costs paid relating to sale of properties                                       0           (787)       (595,318)
                                                                     ------------   ------------    ------------
Net cash provided by investing activities                                       0         89,213      12,191,795
                                                                     ------------   ------------    ------------

Cash flows from financing activities:
Principal payments of purchase money notes                                      0              0      (5,809,460)
Principal payments of mortgage notes payable                                    0              0      (6,117,927)
Distributions paid                                                              0              0      (1,524,495)
                                                                     ------------   ------------    ------------
Net cash used in financing activities                                           0              0     (13,451,882)
                                                                     ------------   ------------    ------------

Net decrease in cash and cash equivalents                                (395,921)      (109,295)     (3,845,146)
Cash and cash equivalents at beginning of period/year                     860,978        970,273       4,815,419
                                                                     ------------   ------------    ------------
Cash and cash equivalents at end of period/year                      $    465,057   $    860,978    $    970,273
                                                                     ============   ============    ============

Supplemental disclosure of cash flows information:
Cash paid during the year for interest                               $     37,750   $     25,884    $  3,045,739
                                                                     ============   ============    ============


* Reclassified for comparative purposes.
          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


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

The General Partners of the Partnership are Assisted Housing Associates Inc., (the "Assisted General Partner"), and Related Beta Corporation (the "Related General Partner"), both of which are Delaware corporations affiliated with CharterMac (AMEX: CHC), and Cambridge/Related Associates Limited Partnership (formerly Hutton/Related Associates Limited Partnership) ("Cambridge/Related"), a Massachusetts limited partnership. The general partners of Cambridge/Related are the Assisted General Partner and the Related General Partner. On November 17, 2003, CharterMac acquired Related Capital Company, which is the indirect parent of RCC Manager L.L.C., the sole shareholder of the Related General Partner. Pursuant to the acquisition, CharterMac acquired controlling interests in the General Partners. This acquisition did not affect the Partnership or its day-to-day operations, as the majority of the General Partners' management team remained unchanged.

Pursuant to the public offering, the Partnership received $53,754,000 (net of offering expenses and sales commissions of $6,615,700) from 4,452 investors in 12,074 limited partnership interests. The offering was completed in March 1985.

As of March 25, 2005, the Partnership holds a 98.99% limited partnership interest in each of the two remaining Local Partnerships, which own Apartment Complexes receiving Government Assistance. Through the fiscal year ended March 25, 2005, the properties and the related assets and liabilities owned by thirty-one  subsidiary  partnerships  were  sold  and  the  Partnership's  Local
Partnership Interests in twenty-eight subsidiary partnerships were sold, respectively (see Note 10).

The terms of the Partnership Agreement provide, among other things, that profits and losses, in general, be shared 99% by the limited partners and 1% by the General Partners.

NOTE 2 - Summary of Significant Accounting Policies

a)  Basis of Accounting

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the March 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,341,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,443,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled in accordance with the Partnership Agreement. The accompanying financial statements for the years ended March 25, 2004 and 2003 are presented on the accrual basis of accounting.

b)  Basis of Consolidation

The consolidated financial statements include the accounts of the Partnership and 2, 4 and 13, subsidiary partnerships in which the Partnership is a limited partner for the years ended March 25, 2005, 2004 and 2003, respectively. The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. The Partnership continues to hold its interest in certain subsidiary partnerships which have sold their properties and have not formally liquidated. Through the rights of the Partnership and/or an affiliate of a General Partner, which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships.

For financial reporting purposes, the Partnership's fiscal year ends March 25. The subsidiaries have fiscal years ending December 31. Accounts of subsidiaries have been adjusted for intercompany transactions from January 1 through March
25. The Partnership's fiscal year ends on March 25 in order to allow adequate time for the subsidiaries' financial statements to be prepared and consolidated. The books and records are maintained in accordance with U.S. generally accepted accounting principles ("GAAP").

All   intercompany   accounts  and   transactions   have  been   eliminated   in
consolidation.

Increases  (decreases)  in  the  capitalization  of  consolidated   subsidiaries
attributable to minority interest arise from cash contributions and cash distributions to the minority interest partners.

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. Such losses aggregated approximately $0, $0 and $5,000 for the years ended March 25, 2005 (the "2004 Fiscal Year"), March 25, 2004 (the "2003 Fiscal Year") and March 25, 2003 (the "2002 Fiscal Year"), respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


c)  Discontinued Operations

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

d)  Property and Equipment

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

For the year ended March 25, 2005, the Partnership has recorded a loss on impairment of assets of approximately $3,558,000.

e)  Interest Subsidies

Interest expense has been reduced by interest subsidies (Note 6).

f)  Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term highly liquid instruments purchased with original maturities of three months or less.

g)  Income Taxes

No provision has been made for income taxes in the accompanying financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31 (Note 9).

h)  Loss Contingencies

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

i)  Revenue Recognition

Rental income is earned primarily under standard residential operating leases and is typically due the first day of each month, but can vary by property due to the terms of the tenant leases. Rental income is recognized when earned and charged to tenants' accounts receivable if not received by the due date. Rental payments received in advance of the due date are deferred until earned. Rental subsidies are recognized as rental income during the month in which it is earned.

Other  revenues are  recorded  when earned and consist of the  following  items:
Interest income earned on cash and cash equivalent balances and cash held in escrow balances, and other miscellaneous items.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


j)  Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

k)  New Accounting Pronouncements

On December 16, 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29 ("SFAS No. 153"). The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on the Company's consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 were applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003 the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions were applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) did not have a material impact on the Partnership's financial reporting and disclosures.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


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

Mortgage Notes Payable
----------------------
The fair value of mortgage notes payable is estimated, where practicable, based on the borrowing rate currently available for similar loans. In accordance with the liquidation basis of accounting, mortgage notes payable, totaling approximately $488,000, were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $488,000.

The estimated fair values of the Partnership's mortgage notes payable from operations are as follows:

                                                                     March 25,
                                               ----------------------------------------------------
                                                         2005                        2004
                                               -------------------------   ------------------------
                                                Carrying                    Carrying
                                                 Amount      Fair Value      Amount      Fair Value
                                               -----------   -----------   -----------   ----------
Mortgage notes payable for which it is
Practicable to estimate fair value:            $         0   $         0   $ 2,128,604   $2,128,604

Purchase money notes payable for which it is
Not practicable to estimate fair value:        $         0             0   $ 2,009,344          (a)

Due to selling partners for which it is
Not practicable to estimate fair value:        $         0             0   $ 5,518,708          (a)


The estimated fair values of the Partnership's mortgage notes payable from discontinued operations are as follows:

                                                                     March 25,
                                               ----------------------------------------------------
                                                         2005                        2004
                                               -------------------------   ------------------------
                                                Carrying                    Carrying
                                                 Amount      Fair Value      Amount      Fair Value
                                               -----------   -----------   -----------   ----------

Mortgage notes payable for which it is
Practicable to estimate fair value:            $ 1,987,373   $ 1,987,373   $   535,421   $  535,421


(a) For the reasons discussed in Note 7, it is not practicable to estimate the fair value of these notes, or accrued interest thereon.

The carrying amount of other financial instruments that require such disclosure approximates fair value.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


NOTE 4 - Property and Equipment

The components of property and equipment from operations and their estimated useful lives are as follows:

                                                            March 25,
                                                 ------------------------------       Estimated
                                                     2005              2004           Useful Lives
                                                 ------------      ------------      -------------
Land                                             $          0      $    266,942
Buildings and improvements                                  0         6,383,530      5 - 40 Years
Furniture and fixtures                                      0           185,446      3 - 10 Years
                                                 ------------      ------------

                                                            0         6,835,918

Less:  Accumulated depreciation                             0        (3,488,531)
                                                 ------------      ------------

                                                 $          0      $  3,347,387
                                                 ============      ============

Property acquisition fees of $5,131,535 were earned by the General Partners of the Partnership and have been capitalized as a cost of property and equipment.

During the year ended March 25, 2005, there was a decrease in accumulated depreciation in the amount of $3,488,531 due to the liquidation method of accounting.

The components of property and equipment held for sale from discontinued operations and their estimated useful lives are as follows:

                                                            March 25,
                                                 ------------------------------       Estimated
                                                     2005              2004           Useful Lives
                                                 ------------      ------------      -------------

Land                                             $    266,942      $    100,552
Buildings and improvements                            512,224         1,899,576      5 - 40 Years
Furniture and fixtures                                263,844           425,593      3 - 10 Years
                                                 ------------      ------------
                                                    1,043,010          2,425,721

Less:  Accumulated depreciation                            (0)       (1,144,815)
                                                 ------------      ------------

                                                 $  1,043,010      $  1,280,906
                                                 ============      ============

During the year ended March 25, 2005, the Partnership entered into contracts to sell its limited partnership interest in the remaining two local partnerships at which time the related fixed assets were written down to their estimated fair value; as a result there was a decrease in accumulated depreciation on assets held for sale in the amount of $1,144,815.


NOTE 5 - Mortgage Escrow Deposits

Mortgage escrow deposits from operations consist of the following:

                                              March 25,
                                     ---------------------------
                                         2005           2004
                                     ------------   ------------
Reserves for replacements            $          0   $  1,453,367
Real estate  taxes,  insurance and
other                                           0        586,263
                                     ------------   ------------

                                     $          0   $  2,039,630
                                     ============   ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


Mortgage escrow deposits from discontinued operations consist of the following:

                                              March 25,
                                     ---------------------------
                                         2005           2004
                                     ------------   ------------

Reserves for replacements            $  1,592,786   $    211,061
Real estate  taxes,  insurance and
other                                     619,146         86,857
                                     ------------   ------------

                                     $  2,211,932   $    297,918
                                     ============   ============


NOTE 6 - Mortgage Notes Payable

Pebble Creek's mortgage note is payable in aggregate monthly installments of approximately $10,000, including principal and interest at a rate of 6.75% per annum, through July 2012. The subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. Under the terms of regulatory agreements with the Secretary of HUD, the subsidiary partnership paid only that portion of the monthly payments that would be required if the interest rate was 1% per annum; the balance was subsidized under Section 236 of the National Housing Act. In accordance with the liquidation basis of accounting, the Nu Elm mortgage note payable, totaling approximately $488,000, was written down to its estimated settlement value, resulting in a gain on liquidation of approximately $488,000.

Annual principal payment  requirements as of March 25, 2005 for each of the next
five  fiscal  years  and  thereafter  for  the  liabilities  from   discontinued
operations are as follows:

Fiscal Year Ending                       Amount
------------------                    ------------
2005                                  $    150,764
2006                                       160,941
2007                                       171,805
2008                                       183,401
2009                                       195,781
Thereafter                               1,124,681
                                      ------------

                                      $  1,987,373
                                      ============

s

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

The Partnership originally extended the terms of the two remaining Purchase Money Notes (with maturity dates of October 1996) for up to three additional years. In connection with such extensions, the Partnership incurred an extension fee of 1/2 % per annum of the outstanding principal balance of the Purchase
Money Notes. Of such fees incurred, $23,210 was accrued and added to the Purchase Money Notes balance. The extension fees have been fully amortized over the term of the extensions. Additionally, an oral agreement was reached that extended the maturity dates of the remaining Purchase Money Notes through the completion of the sale of the Local Partnership Interest in the remaining two subsidiary partnerships. On December 15, 2004, the Partnership entered into contracts to sell it's Limited Partnership Interests in the remaining two subsidiary partnerships' to an affiliate of the Local General Partner (See Note
4). In accordance with the liquidation basis of accounting, the Purchase Money Notes relating to these two subsidiary partnerships, totaling approximately

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


$7,801,000 (including approximately $5,792,000 of interest) were written down to their estimated settlement value and is shown as an increase in net assets in liquidation. Based on the historical operating results of the Local Partnerships and the current economic conditions, including changes in tax laws, the proceeds from such sales will not be sufficient to meet the outstanding balances of principal, accrued interest and extension fees. The Purchase Money Notes are without personal recourse to either the Partnership or any of its partners and the Purchase Money Note holder's recourse, in the event of nonpayment, would be to foreclose on the Partnership's interests in the respective subsidiary partnerships.

Distributions aggregating approximately $0, $0 and $10,072,000 were made to the Partnership during each of the years ended March 25, 2005, 2004 and 2003, respectively, of which approximately $0, $0 and $8,776,000, respectively, was used to pay principal, interest and extension fees on the Purchase Money Notes. In addition, no payments were made as "additional" interest on the Purchase Money Notes for the 2004, 2003 and 2002 Fiscal Years, respectively.


NOTE 8 - Related Party Transactions

The costs incurred to related parties from operations were as follows:

                                                   For the period
                                                      March 26,
                                                        2004          The Year         The Year
                                                      through           Ended            Ended
                                                    December 15,      March 25,        March 25,
                                                        2004            2004             2003
                                                   --------------   -------------    ------------

Partnership management fees (a)                     $    856,500    $   1,142,000    $  1,052,162
Expense reimbursement (b)                                 69,390           89,509          82,193
                                                    -------------   -------------    ------------
Total general and administrative - related
  parties                                           $    925,890    $   1,231,509    $  1,134,355
                                                    =============   =============    ============


The costs incurred to related parties from discontinued operations were as follows:

                                                   For the period
                                                      March 26,
                                                        2004          The Year         The Year
                                                      through           Ended            Ended
                                                    December 15,      March 25,        March 25,
                                                        2004            2004             2003
                                                   --------------   -------------    ------------


Local administrative fee                            $      3,000    $       3,750    $     16,250
Property management fees incurred to affiliates
  of the
  subsidiary partnerships' general partners              109,772           98,430         190,479
                                                    -------------   --------------   -------------
Total general and administrative - related
  parties                                           $    112,772    $     102,180    $    206,729
                                                    =============   =============    =============

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $250,000 and $4,416,000 were accrued and unpaid as of March 25, 2005 and 2004, respectively. In accordance with the liquidation basis of accounting, partnership management fees owed to the General Partners were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $4,800,000. Commencing with the quarter ended December 25, 2004, the General Partners have waived any Partnership management fees to which they otherwise may have been entitled under the Partnership's Agreement of Limited Partnership.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the Partnership Agreement. Another affiliate of the Related General Partner performs asset monitoring for the Partnership. These services include site visits and evaluations of the subsidiary partnerships' performance. Expense reimbursements and asset monitoring fees owed to the Related General Partner amounting to approximately $66,000 and $57,000 were accrued and unpaid as of March 25, 2005 and 2004, respectively.

(c) C/R Special Partnership, the special limited partner, owning a .01% interest, is entitled to receive a local administrative fee of up to $2,500 per year from each subsidiary partnership.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


NOTE 9 - Taxable Net Loss

A reconciliation of the financial statement net (loss) income to the taxable net
(loss) income for the Partnership and its subsidiaries is as follows:

                                                                          Year Ended December 31,
                                                               ----------------------------------------------
                                                                   2004            2003             2002
                                                               ------------    -------------    -------------
Financial statement net (loss) income                          $ (4,620,773)   $   5,624,270    $  18,601,092
Loss on impairment recorded for financial reporting
  purposed not deductible for tax purposes                        3,558,434                0                0
Difference resulting from parent company having a
  different fiscal year for income tax and financial
  reporting purposes                                               (400,289)         (56,186)        (454,038)
Difference resulting primarily from depreciation and
  amortization expense recorded for financial reporting
  purposes and income tax purposes                                   39,898          157,985          558,422
Difference between gain on sale of assets recorded for
  financial reporting purposes and for income tax purposes                0          639,121       15,087,741
Difference between a forgiveness of indebtedness income
  recorded for financial reporting purposes and for
  income tax purposes                                                     0                0        3,140,441
Other, including accruals for financial reporting
  purposes not deductible for tax purposes until paid               155,064        (142,155)           41,967
                                                               ------------    -------------    -------------
(Loss) income as shown on the income tax return for the
  calendar year ended                                          $ (1,267,666)   $   6,223,035    $  36,975,625
                                                               ============    =============    =============


NOTE 10 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of March 25, 2005, the Partnership had disposed of fifty-nine of its sixty-one original investments. On December 15, 2004, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. There can be no assurance as to whether or when the sales will actually occur. All gains and losses on sales are included in discontinued operations. Gains and losses on sales to affiliates of the Local General Partners are recorded as a capital transaction to minority interest.

On December 15, 2004, the Partnership entered into two purchase and sale agreements to sell its Limited Partnership Interest in Pebble Creek ("Pebble Creek") and Nu Elm Apartments ("Nu Elm") to an affiliate of the Local General Partner for purchase prices of $1,490,000 and $20, respectively. The contracts specify that the sales will be completed in two installments. The first installment is expected to take place during the Fiscal Year ending March 25, 2006, and the final installment is expected to take place during Fiscal Year ending March 25, 2007. The sales are contingent on the approval of the Department of Housing and Urban Development ("HUD"). No assurances can be given as to whether or when HUD will approve the sales. As a result of the contracts, Pebble Creek and Nu Elm's fixed assets were written down to their estimated net realizable value of approximately $1,043,000 and $0, respectively.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


On December 20, 2002, the property and the related assets and liabilities of Conifer 317 ("Pinewood") were sold to an unaffiliated third party for $2,000,000, resulting in a gain of approximately $1,030,000. The Partnership used approximately $1,453,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $1,634,000, resulting in gain on sale of property of approximately $180,000.

On May 30, 2002, the property and the related assets and liabilities of Lexington Village ("Lexington") were sold to an affiliate of the Local General Partner for approximately $1,350,000, resulting in a capital contribution of approximately $412,000. The Partnership used approximately $617,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,445,000, resulting in gain on sale of property of approximately $2,828,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #1 were sold to the Local General Partner for approximately $1,750,000, resulting in a capital contribution of approximately $158,000. The Partnership used approximately $1,277,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $2,645,000, resulting in gain on sale of property of approximately $1,368,000.

On May 9, 2002, the property and the related assets and liabilities of Huntley #2 were sold to the Local General Partner for approximately $1,750,000, resulting in a capital contribution of approximately $379,000. The Partnership used approximately $1,194,000 of the proceeds to pay off the Purchase Money Note and accrued interest thereon, which had an outstanding balance of approximately $1,725,000, resulting in gain on sale of property of approximately $531,000.

On April 30, 2002, the property and the related assets and liabilities of Shelton Beach Apartments ("Northpointe I") were sold to an unaffiliated third party for $2,333,333, resulting in a gain of approximately $598,000. The Partnership used approximately $1,124,000 of proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,239,000, resulting in gain on sale of property of approximately $2,115,000.

On April 30, 2002, the property and the related assets and liabilities of Northpointe II were sold to an unaffiliated third party for $1,666,667 resulting in a capital contribution of approximately $394,000. The Partnership used approximately $570,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,119,000, resulting in gain on sale of property of approximately $1,549,000.

On February 15, 2002, the property and the related assets and liabilities of Robindale East Apartments ("Robindale") were sold to an unaffiliated third party for $735,000, resulting in a loss of approximately $527,000. No proceeds were used to settle the related Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $2,904,000, resulting in gain on sale of property of such amount. The auditors for Robindale modified their Fiscal Year 2003 report due to the uncertainty of this subsidiary partnership to continue in existence since the sole revenue producing asset was sold during the year.

On February 14, 2002, the property and the related assets and liabilities of Nottingham Woods Apartments ("Nottingham") were sold to an unaffiliated third party for $1,900,000, resulting in a gain of approximately $806,000. The Partnership used approximately $249,000 of the proceeds to settle the associated Purchase Money Note and accrued interest thereon, which had a total outstanding balance of approximately $3,251,000, resulting in gain on sale of property. In Fiscal Year 2003, additional proceeds of approximately $298,000 were received, of which approximately $223,000 was paid on the Purchase Money Note, resulting in gain on sale of property of approximately $2,779,000.


NOTE 11 - Commitments and Contingencies

a)  Management Agreement

The subsidiary partnerships have entered into management agreements of which some are with affiliates of the subsidiaries' general partners, which require annual fees ranging from approximately 6% to 10% of gross rental revenues. Such management fees amounted to $109,772, $152,044 and $691,345 for the 2004, 2003
and 2002 Fiscal Years, respectively.

b)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of March 25, 2005, uninsured cash and cash equivalents approximated $514,000.

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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


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

d)  Cash Distributions

Cash distributions from the Local Partnerships to the Partnership are restricted by the provisions of the respective Local Partnership agreements and or HUD based on operating results and a percentage of the owner's equity contribution. Such cash distributions are typically made from surplus cash flow.

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


Note 12 - Discontinued Operations

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of March 25, 2005, Pebble Creek and Nu Elm were classified as discontinued operations in the Consolidated Statement of Net Assets in Liquidation. As of March 25, 2004, Nu Elm, Cabarras and Hathaway were reclassified as discontinued operations on the Consolidated Balance Sheets.


Consolidated Balance Sheets:
                                               March 25,     March 25,
                                                 2005          2004
                                             ------------  ------------
 Assets
   Property and equipment - less
     accumulated depreciation of $0 and
     $1,144,815, respectively                $  1,043,010  $  1,280,906
   Cash and cash equivalents                      195,947         3,652
   Cash - restricted for tenants security
     deposits                                      85,152         9,998
   Mortgage escrow deposits                     2,211,932       297,918
   Other assets                                    56,531        21,905
                                             ------------  ------------
 Total assets                                $  3,592,572  $  1,614,379
                                             ============  ============

 Liabilities
   Mortgage notes payable                    $  1,987,373  $    535,421
   Accounts payable, accrued expenses and
     other liabilities                             39,154        49,342
   Tenants' security deposits payable              76,025         9,603
   Due to local general partners and
     affiliates                                         0        32,400
   Minority interest                                    0        (5,719)
                                             ------------  ------------
 Total liabilities                           $  2,102,552  $    621,047
                                             ============  ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


The following table summarizes the results of operations of the Local Partnerships that are classified as discontinued operations. For the year ended March 25, 2005, Pebble Creek and Nu Elm were classified as discontinued operations on the Consolidated Statements of Operations. For the year ended March 25, 2004, Pebble Creek and Nu Elm, in order to present comparable results to the year ended March 25, 2005, and Cabarras and Hathaway, which were sold during the year, were classified as discontinued operations on the Consolidated Statements of Operations. For the year ended March 25, 2003, Pebble Creek, Nu Elm, Cabarras and Hathaway, in order to present comparable results to the year ended March 25, 2005, and Huntley I, Huntley II, Lexington, Northpointe I, Northpointe II, Pinewood, Summer Arms, Saraland, Robindale and Nottingham which were sold during the year, were classified as discontinued operations on the Consolidated Statements of Operations.

Consolidated Statements of Discontinued Operations:

                                                            For the period
                                                               March 26,
                                                                 2004            The Year          The Year
                                                               through            Ended             Ended
                                                             December 15,        March 25,         March 25,
                                                                 2004              2004              2003
                                                            --------------     -------------     ------------
 Revenues

 Rental income                                                $  1,135,052     $   2,186,458     $  4,505,438
 Other                                                             148,256           174,558          381,374
 Gain on sale of properties                                              0         6,903,614       20,251,626
                                                              ------------     -------------     ------------
 Total revenue                                                   1,283,308         9,264,630       25,138,438
                                                              ------------     -------------     ------------

 Expenses

 General and administrative                                        101,581           351,185        1,143,333
 General and administrative-related parties (Note 8)               112,772           102,180          206,729
 Operating                                                         202,840           414,620          814,883
 Repairs and maintenance                                           226,467           468,092          985,589
 Taxes and insurance                                               226,809           368,451          866,716
 Interest                                                                0                 0          119,907
 Depreciation and amortization                                     168,666           216,270          779,088
 Loss on impairment of fixed assets                              3,558,435                 0                0
                                                              ------------     -------------     ------------

 Total expenses                                                  4,597,570         1,920,798        4,916,245
                                                              ------------     -------------     ------------

 (Loss) income before minority interest                         (3,314,262)        7,343,832       20,222,193
 Minority interest in loss of subsidiaries from
   discontinued operations                                         (52,950)          112,743          612,233
                                                              ------------     -------------     ------------
 Total (loss) income from discontinued operations             $ (3,367,212)    $   7,456,575     $ 20,834,426
   (including gain on sale of properties)
                                                              ============     =============     ============

 (Loss) income - limited partners from discontinued
   operations (including gain on sale of properties)          $ (3,333,540)    $   7,382,009     $ 20,626,082
                                                              ============     =============     ============

 Number of Units outstanding                                        12,074            12,074           12,074
                                                              ============     =============     ============

 (Loss) income discontinued operations (including gain on
   sale of properties) per Unit                               $       (276)    $         611     $      1,708
                                                              ============     =============     ============

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 25, 2005


Note 13 - Selected Quarterly Financial Data (Unaudited)

The following table summarizes the quarterly results of operations for the years ended March 31, 2005 and 2004:

                                                                  Quarter Ended
                                        ------------------------------------------------------------------

                                          June 25,       September 25,     December 25,        March 25,
OPERATIONS                                  2004*            2004*             2004**            2005
------------------------------------    ------------     -------------     ------------      -------------
 Revenues                               $      6,886     $       6,983     $      7,160      $           0
 Operating Expenses                         (425,707)         (407,941)        (440,942 )                0
                                        ------------     -------------     ------------      -------------

 Loss from operations                       (418,821)         (400,958)        (433,782 )                0
 Net income (loss) from discontinued
  operations (including gain on sale
  of properties, loss on impairment
  of fixed assets and minority
  interest) (Note 6)                          53,728           114,973       (3,535,913 )                0
                                        ------------     -------------     ------------      -------------
 Net loss                               $   (365,093)    $    (285,985)    $ (3,969,695 )    $           0
                                        ============     =============     ============      =============

 Loss from operations per limited
  partner unit                          $        (34)    $         (33)    $        (36 )    $           0
 Net income (loss) from discontinued
  operations (including gain on sale
  of properties, loss on impairment
  of fixed assets and minority
  interest) per limited partner unit               4                10             (290 )                0
                                        ------------     -------------     ------------      -------------

 Net loss per limited partner unit      $        (30)    $         (23)    $       (326 )    $           0
                                        ============     =============     ============      =============



                                                                  Quarter Ended
                                        ------------------------------------------------------------------

                                          June 25,       September 25,     December 25,        March 25,
OPERATIONS                                  2003*            2003*             2003*              2004*
------------------------------------    ------------     -------------     ------------      -------------
 Revenues                               $      8,123     $       7,539     $      7,580      $       6,610
 Operating Expenses                         (531,597)         (515,198)        (407,788 )         (407,574)
                                        ------------     -------------     ------------      -------------

 Loss from operations                       (523,474)         (507,659)        (400,208 )         (400,964)
 Net income from discontinued
  operations (including gain on sale
  of properties and minority
  interest) (Note 6)                         127,677            41,024        7,241,419             46,455
                                        ------------     -------------     ------------      -------------

 Net (loss) income                      $   (395,797)    $    (466,635)    $  6,841,211      $    (354,509)
                                        ============     =============     ============      =============

 Loss from operations per limited
  partner unit                          $        (42)    $         (42)    $        (33 )    $         (33)
 Net income from discontinued
  operations (including gain on sale
  of properties) per limited partner
  unit                                            10                 3              594                  4
                                        ------------     -------------     ------------      -------------

 Net (loss) income per limited
  partner unit                          $        (32)    $         (39)    $        561      $         (29)
                                        ============     =============     ============      =============

* Reclassified for comparative purposes.
** Includes $3,558,434 loss on impairment of fixed asset which was included in gain on liquidation in the December 25, 2004 Form 10-Q.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

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

Certain information concerning the directors and executive officers of the General Partners is set forth below.

The directors and executive officers of the Related General Partner are as follows:

            Name                              Position
     -------------------               ----------------------

     Alan P. Hirmes                    Director and President

     Stuart J. Boesky                  Vice President

     Denise Kiley (1)                  Vice President

     Marc D. Schnitzer                 Vice President

     Mark E. Carbone                   Vice President

     Glenn F. Hopps                    Treasurer

     Teresa Wicelinski                 Secretary

(1) On February 25, 2005, Ms. Kiley announced here retirement as Chief Credit Officer and trustee of CharterMac, the indirect parent of RCC Manager LLC, the sole share holder of the Related General Partner. Upon her retirement, she will also resign from her position as Vice President of the Related General Partner.

ALAN P. HIRMES, 50, has been a Certified Public Accountant in New York since 1978. Prior to joining Related Capital Company ("Capital") in October 1983, Mr. Hirmes was employed by Weiner & Co., Certified Public Accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree. Mr. Hirmes also serves on the Board of Trustees of CharterMac and American Mortgage Acceptance Company ("AMAC").

STUART J. BOESKY, 49, practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky also serves on the Board of Trustees of CharterMac and AMAC.

DENISE L. KILEY, 45, is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in RCC sponsored corporate, public and private equity and debt funds. Prior to joining Capital in 1990, Ms. Kiley had experience acquiring, financing and asset managing multifamily residential properties. From 1981 through 1985 she was an auditor with Price Waterhouse. Ms. Kiley holds a Bachelor of Science in Accounting from Boston College. Ms. Kiley also serves on the Board of Trustees of CharterMac. As noted above, Ms. Kiley is retiring in 2005.

MARC D. SCHNITZER, 44, joined Capital in January 1988 after receiving his Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983 to 1986, Mr. Schnitzer was a Financial Analyst with The First Boston Corporation in New York, an international investment banking firm. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration, from the School of Management at Boston University in May 1983. Mr. Schnitzer also serves on the Board of Trustees of CharterMac.

MARK E. CARBONE, 48, rejoined Capital in 1998 where his primary responsibility has been disposition of real estate. From 1994 to 1998 he was President of WHC, Inc., a distressed asset real estate fund. From 1986 to 1994 he was President of Marigold Real Estate and Development, Inc., a real estate development company located in Greenwich, CT. From 1979 to 1986 he was a Vice President at Related Capital Company. He received a Bachelor of Arts in Government from Harvard University in 1979.

GLENN F. HOPPS, 42, joined Capital in December 1990, and prior to that date Mr. Hopps was employed by Marks Shron & Company and Weissbarth, Altman and Michaelson certified public accountants. Mr. Hopps graduated from New York State University at Albany with a Bachelor of Science Degree in Accounting.

TERESA WICELINSKI, 39, joined Capital in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski, graduated from Pace University with a Bachelor of Arts Degree in Accounting.

The directors and executive officers of the Assisted General Partner are as follows:

            Name                              Position
     -------------------               ------------------------


     Alan P. Hirmes                    Director and President

     Stuart J. Boesky                  Executive Vice President

     Mark E. Carbone                   Vice President

     Denise L. Kiley (1)               Vice President

     Glenn F. Hopps                    Treasurer

     Teresa Wicelinski                 Secretary

Biographical information with respect to Messrs, Hirmes, Boesky, Carbone and Hopps and Ms. Kiley and Ms. Wicelinski is set forth above.

Item 11.  Executive Compensation

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters

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

At March 25, 2005, security ownership by the General Partners and their affiliates is as listed:

                                                                                                                   Percentage of
                                                                                                                    Outstanding
                                                                                                                   General Partner
                 Title of Class                             Name of Beneficial Ownership               Amount         Interest
-----------------------------------------------   ------------------------------------------------   ----------    ---------------
General Partnership Interest in the Partnership   Assisted Housing Associates Inc.                    $      10          13.2%

General Partnership Interest in the Partnership   Related Beta Corporation                                    6          19.8%

General Partnership Interest in the Partnership   Cambridge/Related Associates Limited Partnership            4          67.0%
                                                                                                                     ---------

                                                                                                                        100.0%
                                                                                                                     =========

No director or executive officer of any General Partner owns any Initial Limited Partnership Interests or Additional Limited Partnership Interests.

Item 13.  Certain Relationships and Related Transactions

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

Item 14.  Principal Accountant Fees and Services

Audit Fees
----------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered for the audit of our annual financial statements for the years ended March 25, 2005 and 2004 and for the reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $25,000 and $38,500, respectively.

Audit Related Fees
------------------
The aggregate fees billed by Trien Rosenberg Rosenberg Weinberg Ciullo and Fazzari LLP and their respective affiliates (collectively, "Trien") for professional services rendered relating to audit of our annual financial statements for the years ended March 25, 2005 and 2004 and for reviews of the financial statements included in the Partnership's Quarterly Reports on Form 10-Q for those years were $9,600 and $41,100, respectively.

Tax Fees
--------
The aggregate fees billed by Weiser LLP (formerly, Rubin and Katz LLP) and their respective affiliates (collectively, "Weiser") for professional services rendered for the preparation of our annual tax returns for the years ended December 31, 2004 and 2003 were $12,500 and $11,500, respectively.

All Other Fees
--------------
None.

The Partnership is not required to have, and does not have, a stand-alone audit committee.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         Report of Independent Registered Public Accounting Firm              17

         Consolidated Statement of Net Assets in Liquidation as
           of March 25, 2005 and Consolidated Balance Sheet as
           of March 25, 2004                                                  37


         Consolidated Statements of Operations for the Period
           March 26, 2004 through December 15, 2004 and for
           the Years Ended March 25, 2004 and 2003                            38


         Consolidated  Statement of Changes in Net Assets in
           Liquidation for the Period December 16, 2004 through
           March 25, 2005                                                     39


         Consolidated Statements of Changes in Partners' Capital
           (Deficit) for the Years Ended March 25, 2005, 2004 and 2003        40


         Consolidated Statements of Cash Flows for the Period
           March 26, 2004 through December 15, 2004 and for the
           Years Ended March 25, 2005 and 2004                                41


         Notes to Consolidated Financial Statements                           42

(a) 2.   Financial Statement Schedules
         -----------------------------

         Report of Independent Registered Public Accounting Firm              62

         Schedule I - Condensed Financial Information of Registrant           63

         Schedule III - Real Estate and Accumulated Depreciation              67

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

(10A)    Form of Escrow Agreement**

(21)     Subsidiaries of the Registrant                                       57

(31.1)   Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a)           60

(32.1)   Certification Pursuant to Rule 13a-14(b) or Rule 15d-14(b)
           and Section 1350 of Title 18 of the United States Code
           (18 U.S.C. 1350)                                                   61

**       Incorporated by  reference to exhibits filed with Amendment
           No. 1 to Cambridge Advantaged Properties L.P.'s Registration Statement on Form S-11 Registration File No. 2-91993.

         Subsidiaries of the Registrant (Exhibit 21)
         -------------------------------------------
                                                                    Jurisdiction
                                                                    of Formation
                                                                    ------------

         Nu-Elm Apartments                                                    MO
         Pebble Creek LDHA                                                    MI

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

Date:  June 20, 2005

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Director and President


                                    By: ASSISTED HOUSING ASSOCIATES, INC.
                                        a General Partner

Date:  June 20, 2005

                                        By: /s/ Alan P. Hirmes
                                            ------------------
                                            Alan P. Hirmes
                                            Director and President


                                    By: CAMBRIDGE/ RELATED ASSOCIATES
                                        LIMITED PARTNERSHIP


                                        By: Related Beta Corporation

Date:  June 20, 2005

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



     Signature                      Title                        Date
------------------  ---------------------------------------  --------------


                    Director and President
/s/ Alan P. Hirmes  (chief executive and financial officer)
------------------  of Related Beta Corporation and
Alan P. Hirmes      Assisted Housing Associates, Inc.         June 20, 2005


/s/ Glenn F. Hopps  Treasurer (chief accounting officer)
------------------  of Related Beta Corporation and
Glenn F. Hopps      Assisted Housing Associates, Inc.         June 20, 2005

                                                                    Exhibit 31.1



                         CERTIFICATION PURSUANT TO RULE
                           13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this annual report on Form 10-K for the period ending March 25, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Partnership and I have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report was being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

         d) disclosed in this report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

         a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Partnership's ability to record, process, summarize and report financial information; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal control over financial reporting.




         Date:  June 20, 2005               By:  /s/ Alan P. Hirmes
                -------------                    ------------------
                                                 Alan P. Hirmes
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

                                                                    Exhibit 32.1



                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(b) OR RULE 15d-14(b)
                          AND SECTION 1350 OF TITLE 18
                   OF THE UNITED STATES CODE (18 U.S.C. 1350)


In connection with the Annual Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-K for the period ending March 25, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and Chief Financial Officer
     June 20, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Partners of
Cambridge Advantaged Properties
Limited Partnership and Subsidiaries


In connection with our audits of the consolidated financial statements of Cambridge Advantaged Properties Limited Partnership and Subsidiaries included in the Form 10-K as presented in our opinion dated June 15, 2005 on page 17, and based on the reports of other auditors, we have also audited supporting Schedule I for the 2004, 2003 and 2002 Fiscal Years and Schedule III at March 25, 2004. In our opinion, and based on the reports of the other auditors, these consolidated schedules present fairly, when read in conjunction with the related consolidated financial statements, the financial data required to be set forth therein.

As described in Note 1(a), the Partnership is currently in the process of disposing of its investments. As of March 25, 2005, the Partnership has disposed of fifty-nine of its sixty-one original investments and on December 15, 2004, entered into contracts to sell its Limited Partnership interest in the remaining two. The Partnership intends to liquidate upon the sale of the remaining investments. As a result, the Partnership has changed its basis of accounting for periods subsequent to December 15, 2004 from the going-concern basis to a liquidation basis.



TRIEN ROSENBERG ROSENBERG
   WEINBERG CIULLO & FAZZARI LLP

New York, New York
June 15, 2005

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT





Summarized   condensed  financial   information  of  registrant  (not  including
consolidated subsidiary partnerships)


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP


                        CONDENSED STATEMENT OF NET ASSETS
                       IN LIQUIDATION AS OF MARCH 25, 2005
               AND CONSOLIDATED BALANCE SHEET AS OF MARCH 25, 2004

                                     ASSETS


                                                                          March 25,
                                                                 ---------------------------
                                                                     2005           2004
                                                                 ------------   ------------
Cash and cash equivalents                                        $    460,403   $    675,787
Investment in and advances to subsidiary partnerships               1,490,020      4,601,026
Other assets                                                          287,782        328,635
                                                                 ------------   ------------

Total assets                                                     $  2,238,205   $  5,605,448
                                                                 ============   ============

                   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Accounts payable and other liabilities                           $     24,657   $          0
Purchase money notes payable                                                0      2,009,344
Due to general partner and affiliates                                 315,550      4,350,684
Due to selling partners                                                     0      5,518,708
                                                                 ------------   ------------

Total liabilities                                                     340,207     11,878,736

Partners' capital (deficit)                                         1,897,998     (6,273,288)
                                                                 ------------   ------------

Total liabilities and partners' capital (deficit)                $  2,238,205   $  5,605,448
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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP

                         CONDENSED STATEMENTS OF INCOME

                                                        For the Period
                                                          March 26,
                                                         2004 through   The year ended  The year ended
                                                         December 15,      March 25,       March 25,
                                                             2004            2004           2003(**)
                                                         ------------    ------------    ------------
Revenues

Other income                                             $     21,029    $     29,852    $     53,011
                                                         ------------    ------------    ------------

Expenses
Administrative and management                                  76,823         205,911         139,595
Administrative and management-related parties                 924,448       1,231,509       1,134,355
Financial, principally interest                               273,319         424,737       1,012,395
                                                         ------------    ------------    ------------

Total expenses                                              1,274,590       1,862,157       2,286,345
                                                         ------------    ------------    ------------

Loss from operations                                       (1,253,561)     (1,832,305)     (2,233,334)
Gain on sale of investments in subsidiary partnerships              0       6,770,626      17,653,039
Distribution  income of subsidiary  partnerships  in
 excess of investments                                              0               0         139,402
Equity in (loss) income of subsidiary partnerships (*)     (3,394,418)         83,173       1,924,909
                                                         ------------    ------------    ------------

Net (loss) income                                        $ (4,647,979)   $  5,021,494    $ 17,484,016
                                                         ============    ============    ============

(*) Includes suspended prior year losses in excess of investment in accordance with equity method of accounting amounting to $0, $455,279 and $1,119,403 for the years ended March 25, 2004 and 2003.

(**) Reclassified for comparative purposes.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents

                                                        For the Period
                                                          March 26,
                                                         2004 through   The year ended  The year ended
                                                         December 15,      March 25,       March 25,
                                                             2004            2004           2003(**)
                                                         ------------    ------------    ------------
 Cash flows from operating activities:
 Net (loss) income                                       $ (4,647,979)   $  5,021,494    $ 17,484,016
                                                         ------------    ------------    ------------

 Adjustments to reconcile net (loss) income to net
   cash  used in  operating activities:
 Gain on sale of investments in subsidiary partnerships             0      (6,770,626)    (17,653,039)
 Equity in loss (income) of subsidiary partnerships         3,394,418         (83,173)     (1,924,909)
 Distribution  income of subsidiary  partnerships  in
   excess of investments                                            0               0        (139,402)
 Decrease in other assets                                      33,538         111,861          58,240
 Increase (decrease) in liabilities:
 Due to general partners and affiliates                       744,942         911,221         360,697
 Due to selling partners                                      273,319         424,737       1,012,395
 Payments to selling partners                                       0               0      (2,966,329)
 Other liabilities                                             (8,968)              0        (142,948)
                                                         ------------    ------------    ------------

 Total adjustments                                          4,437,249      (5,405,980)    (21,395,295)
                                                         ------------    ------------    ------------

 Net cash used in operating activities                       (210,730)       (384,486)     (3,911,279)
                                                         ------------    ------------    ------------

 Cash flows from investing activities:
 Proceeds  from  sale of  investments  in  subsidiary
   partnerships                                                     0          90,000          31,959
 Distributions from subsidiaries                                    0               0      10,071,782
                                                         ------------    ------------    ------------

 Net cash provided by investing activities                          0          90,000      10,103,741
                                                         ------------    ------------    ------------

 Cash flows from financing activities:
 Principal payments of purchase money notes payable                 0               0      (5,809,460)
 Distributions to partners                                          0               0      (1,524,495)
                                                         ------------    ------------    ------------
 Net cash used in financing activities                              0               0      (7,333,955)
                                                         ------------    ------------    ------------

 Net decrease in cash and cash equivalents                   (210,730)       (294,486)     (1,141,493)

 Cash and cash equivalents, beginning of year                 675,787         970,273       2,111,766
                                                         ------------    ------------    ------------

 Cash and cash equivalents, end of period, year               465,057    $    675,787    $    970,273
                                                         ============    ============    ============

** Reclassified for comparative purposes.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                   SCHEDULE I
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
           CONDENSED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

                                                                                        For the period
                                                                                         December 16,
                                                                                             2004
                                                                                           through
                                                                                        March 25, 2005
                                                                                       -----------------
Liquidating activities:

Increases in net assets in liquidation

Liquidation   of  investment  in  and  advances  to  subsidiary
  partnerships                                                                         $        283,412
                                                                                       ----------------

Decreases in net assets in liquidation

Writedown of other assets to their estimated realizable value                                   (65,594)
                                                                                       ----------------

Increase in net assets in liquidation                                                  $        217,818
                                                                                       ================



          See accompanying notes to consolidated financial statements.

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2005

                                                                         Initial Cost to Partnership
                                                                        -----------------------------       Cost (a)
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                        Buildings and    Acquisition:
Subsidiary Partnership's Residential Property           Encumbrances        Land        Improvements     Improvements
----------------------------------------------------   --------------   -------------   -------------    -------------
 (10)Pebble Creek (s) (u) (v)                          $   3,323,317    $     266,942   $   4,968,283    $  (4,192,215)
 (1)Knollwood I (e)                                                0          311,807       5,924,337       (6,236,144)
 (1)Knollwood II (e)                                               0          310,663       5,902,600       (6,213,263)
 (1)Knollwood III (e)                                              0          310,257       5,899,971       (6,210,228)
 (1)Knollwood IV (e)                                               0          210,423       3,998,047       (4,208,470)
 (1)Parklane II (e)                                                0          228,684       4,344,999       (4,573,683)
 (6)Northwoods III (n)                                             0          183,789       3,492,002       (3,675,791)
 (1)Northpointe I (Shelton Beach) (p)                              0          156,968       2,982,380       (3,139,348)
 (1)Cedarbay (l)                                                   0          184,523       3,505,947       (3,690,470)
 (1)Northpointe II (p)                                             0          118,651       2,254,361       (2,373,012)
 (9)Rockdale West (i)                                              0          610,192       8,240,035       (8,850,227)
 (9)Buttonwood Acres (f)                                           0          382,930       4,392,292       (4,775,222)
 (9)Solemar I (m)                                                  0          567,644       7,359,738       (7,927,382)
 (2)West Scenic (l)                                                0          201,556       3,893,464       (4,095,020)
 (2)Greenwood Manor (o)                                            0           84,416       1,603,982       (1,688,398)
 (2)Henslee Heights (o)                                            0          107,068       2,035,034       (2,142,102)
 (2)Hereford Manor (o)                                             0           70,391       1,319,817       (1,390,208)
 (2)Oakwood Manor (n)                                              0          295,312       5,627,044       (5,922,356)
 (2)Robindale East (n)                                             0          121,808       2,314,340       (2,436,148)
 (12)Valley Arms (j)                                               0          257,254       2,648,264       (2,905,518)
 (2)Malvern Manor (o)                                              0           73,494       1,396,388       (1,469,882)
 (2)Southwest (o)                                                  0           68,995       1,310,896       (1,379,891)
 (3)Lancaster Manor Associates (h)                                 0          392,991       7,476,427       (7,869,418)
 (16)Caroline Apartments (m)                                       0          122,239       1,804,976       (1,927,215)
 (1)Florence Apartments (m)                                        0          135,644       2,533,694       (2,669,338)
 (1)Saraland Apartments (g)(q)                                     0           79,104       1,487,507       (1,566,611)
 (1)Bonnie Doone (m)                                               0           89,034       1,649,278       (1,738,312)
 (13)Pinewood Village (Conifer 317) (p)                            0          110,658       1,229,121       (1,339,779)
 (17)Conifer Village (Conifer 208)(l)                              0           83,189       1,569,170       (1,652,359)
 (13)Fircrest Manor (Conifer 307)(j)                               0          133,179       1,479,049       (1,612,228)
 (4)Westminster Manor (f)                                          0          457,575       8,662,800       (9,120,375)
 (4)Northgate Townhouse (f)                                        0          336,820       6,280,710       (6,617,530)
 (15)Pecan Park I (i)                                              0          193,864       3,682,091       (3,875,955)
 (15)Pecan Park II (i)                                             0          187,760       3,481,597       (3,669,357)
 (15)Bicentennial Square (d)                                       0        1,147,629       6,576,179       (7,723,808)
 (15)Bellfort Arms (j)                                             0        1,130,077       6,996,265       (8,126,342)
 (8)Hathaway Court (r) (u)                                         0          217,960       4,157,713       (4,375,673)
 (5)Lexington Village (p)                                          0          133,830       2,580,297       (2,714,127)

                                                       Gross Amount at which Carried at Close of Period
                                                       ------------------------------------------------


                                                                        Buildings and
Subsidiary Partnership's Residential Property              Land         Improvements         Total
----------------------------------------------------   -------------    -------------    -------------
 (10)Pebble Creek (s) (u) (v)                          $     266,942    $     776,068    $   1,043,010
 (1)Knollwood I (e)                                                0                0                0
 (1)Knollwood II (e)                                               0                0                0
 (1)Knollwood III (e)                                              0                0                0
 (1)Knollwood IV (e)                                               0                0                0
 (1)Parklane II (e)                                                0                0                0
 (6)Northwoods III (n)                                             0                0                0
 (1)Northpointe I (Shelton Beach) (p)                              0                0                0
 (1)Cedarbay (l)                                                   0                0                0
 (1)Northpointe II (p)                                             0                0                0
 (9)Rockdale West (i)                                              0                0                0
 (9)Buttonwood Acres (f)                                           0                0                0
 (9)Solemar I (m)                                                  0                0                0
 (2)West Scenic (l)                                                0                0                0
 (2)Greenwood Manor (o)                                            0                0                0
 (2)Henslee Heights (o)                                            0                0                0
 (2)Hereford Manor (o)                                             0                0                0
 (2)Oakwood Manor (n)                                              0                0                0
 (2)Robindale East (n)                                             0                0                0
 (12)Valley Arms (j)                                               0                0                0
 (2)Malvern Manor (o)                                              0                0                0
 (2)Southwest (o)                                                  0                0                0
 (3)Lancaster Manor Associates (h)                                 0                0                0
 (16)Caroline Apartments (m)                                       0                0                0
 (1)Florence Apartments (m)                                        0                0                0
 (1)Saraland Apartments (g)(q)                                     0                0                0
 (1)Bonnie Doone (m)                                               0                0                0
 (13)Pinewood Village (Conifer 317) (p)                            0                0                0
 (17)Conifer Village (Conifer 208)(l)                              0                0                0
 (13)Fircrest Manor (Conifer 307)(j)                               0                0                0
 (4)Westminster Manor (f)                                          0                0                0
 (4)Northgate Townhouse (f)                                        0                0                0
 (15)Pecan Park I (i)                                              0                0                0
 (15)Pecan Park II (i)                                             0                0                0
 (15)Bicentennial Square (d)                                       0                0                0
 (15)Bellfort Arms (j)                                             0                0                0
 (8)Hathaway Court (r) (u)                                         0                0                0
 (5)Lexington Village (p)                                          0                0                0


                                                                                                        Life on which
                                                                                                        Depreciation in
                                                                                                        Latest Income
                                                       Accumulated       Date of            Date        Statements is
Subsidiary Partnership's Residential Property          Depreciation     Construction      Acquired      Computed (b)(c)
----------------------------------------------------   -------------    ------------    ------------    ---------------
 (10)Pebble Creek (s) (u) (v)                          $           0        (c)            Nov. 1984          5 - 27.5
 (1)Knollwood I (e)                                                0        (c)           Sept. 1984                30
 (1)Knollwood II (e)                                               0        (c)           Sept. 1984                30
 (1)Knollwood III (e)                                              0        (c)           Sept. 1984                30
 (1)Knollwood IV (e)                                               0        (c)           Sept. 1984                30
 (1)Parklane II (e)                                                0        (c)           Sept. 1984                30
 (6)Northwoods III (n)                                             0        (c)            Oct. 1984           15 - 30
 (1)Northpointe I (Shelton Beach) (p)                              0        (c)            Nov. 1984           15 - 30
 (1)Cedarbay (l)                                                   0        (c)           Sept. 1984           15 - 30
 (1)Northpointe II (p)                                             0        (c)            Nov. 1984           15 - 30
 (9)Rockdale West (i)                                              0        (c)            Oct. 1984           15 - 27
 (9)Buttonwood Acres (f)                                           0        (c)            Oct. 1984                20
 (9)Solemar I (m)                                                  0        (c)            Oct. 1984           15 - 27
 (2)West Scenic (l)                                                0        (c)            Dec. 1984           10 - 30
 (2)Greenwood Manor (o)                                            0        (c)            Dec. 1984                30
 (2)Henslee Heights (o)                                            0        (c)            Dec. 1984                35
 (2)Hereford Manor (o)                                             0        (c)            Dec. 1984                35
 (2)Oakwood Manor (n)                                              0        (c)            Dec. 1984            5 - 30
 (2)Robindale East (n)                                             0        (c)            Dec. 1984           10 - 30
 (12)Valley Arms (j)                                               0        (c)            Dec. 1984                35
 (2)Malvern Manor (o)                                              0        (c)            Dec. 1984                35
 (2)Southwest (o)                                                  0        (c)            Dec. 1984                30
 (3)Lancaster Manor Associates (h)                                 0        (c)            Dec. 1984                30
 (16)Caroline Apartments (m)                                       0        (c)            Nov. 1984                28
 (1)Florence Apartments (m)                                        0        (c)            Oct. 1984           15 - 30
 (1)Saraland Apartments (g)(q)                                     0        (c)            Oct. 1984            5 - 30
 (1)Bonnie Doone (m)                                               0        (c)            Nov. 1984         27.5 - 30
 (13)Pinewood Village (Conifer 317) (p)                            0        (c)            Nov. 1984           15 - 30
 (17)Conifer Village (Conifer 208)(l)                              0        (c)            Nov. 1984           19 - 30
 (13)Fircrest Manor (Conifer 307)(j)                               0        (c)            Nov. 1984           20 - 30
 (4)Westminster Manor (f)                                          0        (c)            Oct. 1984                30
 (4)Northgate Townhouse (f)                                        0        (c)            Oct. 1984                30
 (15)Pecan Park I (i)                                              0        (c)            Dec. 1984                30
 (15)Pecan Park II (i)                                             0        (c)            Dec. 1984           18 - 30
 (15)Bicentennial Square (d)                                       0        (c)            Dec. 1984           30 - 40
 (15)Bellfort Arms (j)                                             0        (c)            Nov. 1984                30
 (8)Hathaway Court (r) (u)                                         0        (c)            Nov. 1984                20
 (5)Lexington Village (p)                                          0        (c)            Nov. 1984         15 - 27.5

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2005
                                   (continued)

                                                                         Initial Cost to Partnership
                                                                        -----------------------------       Cost (a)
                                                                                                          Capitalized
                                                                                                         Subsequent to
                                                                                        Buildings and    Acquisition:
Subsidiary Partnership's Residential Property           Encumbrances        Land        Improvements     Improvements
----------------------------------------------------   --------------   -------------   -------------    -------------
 (5)Ware Manor (n)                                                 0          108,955       2,079,603       (2,188,558)
 (14)Summer Arms (q)                                               0          123,135       2,381,092       (2,504,227)
 (12)Cabarrus Arms (r) (u)                                         0          102,987       1,850,151       (1,953,138)
 (1)Sundown Apts. (Cloister)(l)                                    0          357,930       5,134,467       (5,492,397)
 (5)Tall Pines (n)                                                 0          166,974       2,657,152       (2,824,126)
 (1)Nottingham Woods (n)                                           0          185,145       3,556,877       (3,742,022)
 (7)Seymour O'Brien Manor (n)                                      0           77,893       1,483,726       (1,561,619)
 (7)Washington Highlands (n)                                       0           79,571       1,508,983       (1,588,554)
 (7)Vincennes Niblack ("Autumn Ridge Apartments) (n)               0          184,718       3,502,697       (3,687,415)
 (11)Nu Elm (t) (u) (v)                                    1,161,643          100,552       1,913,293       (2,013,845)
 (3)Casa Ramon (l)                                                 0          121,197       2,318,916       (2,440,113)
 (10)Hackley Village (o)                                           0           80,562       1,530,639       (1,611,201)
 (10)Huntley Associates I (p)                                      0          125,087       2,376,634       (2,501,721)
 (10)Huntley Associates II (p)                                     0           98,140       1,864,671       (1,962,811)
 (1)Decatur (m)                                                    0          135,554       2,531,304       (2,666,858)
 (1)Dickens Ferry (m)                                              0          108,914       2,058,001       (2,166,915)
 (15)University Gardens (o)                                        0          127,004       2,288,254       (2,415,258)
 (15)Southside Villages (o)                                        0          135,624       2,508,705       (2,644,329)
 (10)Carlton Terrace (k)                                           0          755,304       8,627,605       (9,382,909)
 (10)Apollo Villa (k)                                              0          229,304       2,903,658       (3,132,962)
 (10)Apollo Villa II (k)                                           0          577,304       7,260,975       (7,838,279)
 (10)Cranbrook Manor (k)                                           0          261,948       3,510,485       (3,772,433)
  (10)Oakbrook Villa (j)                                           0          411,597       9,143,169       (9,554,766)

 Less: Discontinued operations and writedown in
   liquidation                                            (4,484,960)               0               0       (1,043,010)
                                                       --------------   -------------   -------------    -------------
                                                       $            0   $  14,730,719   $ 222,052,152    $(236,782,871)
                                                       ==============   =============   =============    =============

                                                       Gross Amount at which Carried at Close of Period
                                                       ------------------------------------------------


                                                                        Buildings and
Subsidiary Partnership's Residential Property              Land         Improvements         Total
----------------------------------------------------   -------------    -------------    -------------
 (5)Ware Manor (n)                                                 0                0                0
 (14)Summer Arms (q)                                               0                0                0
 (12)Cabarrus Arms (r) (u)                                         0                0                0
 (1)Sundown Apts. (Cloister)(l)                                    0                0                0
 (5)Tall Pines (n)                                                 0                0                0
 (1)Nottingham Woods (n)                                           0                0                0
 (7)Seymour O'Brien Manor (n)                                      0                0                0
 (7)Washington Highlands (n)                                       0                0                0
 (7)Vincennes Niblack ("Autumn Ridge Apartments) (n)               0                0                0
 (11)Nu Elm (t) (u) (v)                                            0                0                0
 (3)Casa Ramon (l)                                                 0                0                0
 (10)Hackley Village (o)                                           0                0                0
 (10)Huntley Associates I (p)                                      0                0                0
 (10)Huntley Associates II (p)                                     0                0                0
 (1)Decatur (m)                                                    0                0                0
 (1)Dickens Ferry (m)                                              0                0                0
 (15)University Gardens (o)                                        0                0                0
 (15)Southside Villages (o)                                        0                0                0
 (10)Carlton Terrace (k)                                           0                0                0
 (10)Apollo Villa (k)                                              0                0                0
 (10)Apollo Villa II (k)                                           0                0                0
 (10)Cranbrook Manor (k)                                           0                0                0
  (10)Oakbrook Villa (j)                                           0                0                0

 Less: Discontinued operations and writedown in
   liquidation                                              (266,942)        (776,068)      (1,043,010)
                                                       -------------    -------------    -------------
                                                       $           0    $           0    $           0
                                                       =============    =============    =============


                                                                                                        Life on which
                                                                                                        Depreciation in
                                                                                                        Latest Income
                                                       Accumulated       Date of            Date        Statements is
Subsidiary Partnership's Residential Property          Depreciation     Construction      Acquired      Computed (b)(c)
----------------------------------------------------   -------------    ------------    ------------    ---------------
 (5)Ware Manor (n)                                                 0        (c)            Nov. 1984         15 - 27.5
 (14)Summer Arms (q)                                               0        (c)            Nov. 1984                20
 (12)Cabarrus Arms (r) (u)                                         0        (c)            Nov. 1984            7 - 20
 (1)Sundown Apts. (Cloister)(l)                                    0        (c)            Nov. 1984           10 - 20
 (5)Tall Pines (n)                                                 0        (c)            Nov. 1984         20 - 27.5
 (1)Nottingham Woods (n)                                           0        (c)            Nov. 1984           10 - 20
 (7)Seymour O'Brien Manor (n)                                      0        (c)            Oct. 1984          5 - 27.5
 (7)Washington Highlands (n)                                       0        (c)            Oct. 1984          5 - 27.5
 (7)Vincennes Niblack ("Autumn Ridge Apartments) (n)               0        (c)            Oct. 1984          5 - 27.5
 (11)Nu Elm (t) (u) (v)                                            0        (c)            Oct. 1984          5 - 27.5
 (3)Casa Ramon (l)                                                 0        (c)            Oct. 1984          5 - 27.5
 (10)Hackley Village (o)                                           0        (c)            Oct. 1984          5 - 27.5
 (10)Huntley Associates I (p)                                      0        (c)            Oct. 1984          5 - 27.5
 (10)Huntley Associates II (p)                                     0        (c)            Oct. 1984          5 - 27.5
 (1)Decatur (m)                                                    0        (c)            Oct. 1984           15 - 40
 (1)Dickens Ferry (m)                                              0        (c)            Nov. 1984           15 - 40
 (15)University Gardens (o)                                        0        (c)            Nov. 1984                25
 (15)Southside Villages (o)                                        0        (c)            Nov. 1984                25
 (10)Carlton Terrace (k)                                           0        (c)            Dec. 1984                25
 (10)Apollo Villa (k)                                              0        (c)            Dec. 1984                25
 (10)Apollo Villa II (k)                                           0        (c)            Dec. 1984                25
 (10)Cranbrook Manor (k)                                           0        (c)            Dec. 1984            5 - 40
  (10)Oakbrook Villa (j)                                           0        (c)            Dec. 1984            5 - 40

 Less: Discontinued operations and writedown in
   liquidation                                                     0
                                                       -------------
                                                       $           0
                                                       =============



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

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   Partnership Property Pledged as Collateral
                                 MARCH 25, 2005
                                   (continued)

(k) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2000. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(l) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2001. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(m) The Partnership's Local Partnership Interests in these Local Partnerships were sold during the fiscal year ended March 25, 2001. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(n) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2002. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(o) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2002. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(p) The Property and the related assets and liabilities were sold during the fiscal year ended March 25, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(q) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2003. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(r) The Partnership's Local Partnership Interest in these Local Partnerships were sold during the fiscal year ended March 25, 2004. See Note 10 in Item 8, Financial Statements and Supplementary Data.
(s) The cost capitalized subsequent to acquisition reflects a loss on liquidation in the amount of $2,273,000.
(t) The cost capitalized subsequent to acquisition reflects a loss on liquidation in the amount of $1,058,211.
(u) These properties are included in discontinued operations for the year ended March 25, 2004.
(v) These properties are included in discontinued operations for the year ended March 25, 2005.

Geographic Locations:  (1) Alabama, (2) Arkansas, (3) California,  (4) Colorado,
(5) Georgia, (6) Florida, (7) Indiana, (8) Kentucky, (9) Massachusetts, (10) Michigan, (11) Missouri, (12) North Carolina, (13) Oregon, (14) South Carolina,
(15) Texas, (16) Virginia, (17) Washington.

                                       Cost of Property and Equipment                    Accumulated Depreciation
                                 -------------------------------------------    -------------------------------------------
                                                                    Year Ended March 25,
                                 ------------------------------------------------------------------------------------------
                                     2005           2004            2003            2005           2004            2003
                                 ------------   ------------    ------------    ------------   ------------    ------------
Balance at beginning of period   $  6,835,277   $ 16,085,867    $ 40,984,916    $  3,487,890   $ 10,142,227    $ 23,965,637
Additions during period:
Improvements                          145,246         88,454         164,274
Depreciation expense                                                                 168,636        216,270         779,088
Deductions during period:
Discontinued operations            (1,043,010)    (2,426,860)             0                0     (1,145,456)              0

Dispositions                       (5,937,513)    (6,912,184)    (25,063,323)     (3,656,526)    (5,725,151)    (14,602,498)
                                 ------------   ------------    ------------    ------------   ------------    ------------
Balance at close of period       $          0   $  6,835,277    $ 16,085,867    $          0   $  3,487,890    $ 10,142,227
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