Form 10-Q
period 2005-06-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2005-08-03
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 2005


                                       OR

[  ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE SECURITIES
       EXCHANGE ACT OF 1934



                         COMMISSION FILE NUMBER 0-13782

               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                  Massachusetts                                13-3228969
-------------------------------------------------       ------------------------
 (State or other jurisdiction of incorporation or          (I.R.S. Employer
                  organization)                           Identification No.)

      625 Madison Avenue, New York, New York                    10022
-------------------------------------------------       ------------------------
     (Address of principal executive offices)                 (Zip Code)



Registrant's telephone number, including area code (212) 317-5700


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

                         PART I - Financial Information

Item 1. Financial Statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                                                   June 25,     March 25,
                                                                                     2005         2005
                                                                                 -----------   ----------
                                                                                 (Unaudited)    (Audited)
                                                 ASSETS

Operating assets

  Cash and cash equivalents                                                       $  442,857   $  460,403
  Other Assets                                                                       280,337      287,791
                                                                                  ----------   ----------
Total operating assets activities                                                    723,194      748,194
                                                                                  ----------   ----------
Assets from discontinued operations (Note 5)

   Property and equipment held for sale, net of accumulated depreciation           1,058,484    1,043,010
   Net assets held for sale                                                        2,480,719    2,549,562
                                                                                  ----------   ----------
  Total assets from discontinued operations                                        3,539,203    3,592,572
                                                                                  ----------   ----------

Total assets                                                                       4,262,397    4,340,766
                                                                                  ----------   ----------


                                LIABILITIES AND NET ASSETS IN LIQUIDATION


Operating liabilities

  Accounts payable, accrued expenses and other liabilities                             8,662       24,657
  Due to general partners and affiliates (Note 2)                                    375,147      315,550
                                                                                  ----------   ----------
Total operating liabilities                                                          383,809      340,207
                                                                                  ----------   ----------
Liabilities from discontinued operations (including minority interest) (Note 5)
  Mortgage notes payable of assets held for sale                                   1,950,307    1,987,373
  Net liabilities held for sale                                                       98,876      115,179
                                                                                  ----------   ----------
Total liabilities from discontinued operations                                     2,049,183    2,102,552
                                                                                  ----------   ----------

Total liabilities                                                                  2,432,992    2,442,759
                                                                                  ----------   ----------

Commitments and contingencies (Note 6)

Net assets in liquidation                                                         $1,829,405   $1,898,007
                                                                                  ==========   ==========


          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months
                                                             Ended
                                                         June 25, 2004*
                                                         --------------
Operations:

Revenues:

  Other                                                     $   6,886
                                                            ---------

Expenses
  Administrative and management                                33,870
  Administrative and management- related parties (Note 3)     306,476
  Interest                                                     85,371
                                                            ---------
Total expenses                                                425,717
                                                            ---------

Loss from operations                                         (418,831)

Discontinued operations:
  Net income from discontinued operations (including
    gain on sale of properties) (Note 6)                       53,738
                                                            ---------
Net loss                                                    $(365,093)
                                                            =========

Limited Partners Share:
Loss from operations                                        $(414,643)
Income from discontinued operations (including gain
  on sale of properties)                                       53,201
                                                            ---------

Net loss                                                    $(361,442)
                                                            =========

Number of units outstanding                                    12,074
                                                            =========

Loss from operations per limited partner unit               $     (34)
Income from discontinued operations (including gain
  on sale of properties) per limited partner unit                   4
                                                            ---------
Net loss per limited partner unit                           $     (30)
                                                            =========


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                          IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)

                                                               Three Months
                                                                   Ended
                                                               June 25, 2005
                                                               --------------
Liquidating activities:

Increases (decreases) in net assets in liquidation

  Interest earned on cash and cash equivalents                   $     7,784
  Administrative and management costs                                (16,789)
  Administrative and management costs-related parties                (59,597)
                                                                 -----------

Decrease in net assets in liquidation                                (68,602)

Net assets in liquidation at March 25, 2005                        1,898,007
                                                                 -----------

Net assets in liquidation at June 25, 2005                       $ 1,829,405
                                                                 ===========

Limited Partners Share:

Decrease in net assets in liquidation per limited partner unit   $   (67,916)
                                                                 ===========

Number of units outstanding                                           12,074
                                                                 ===========

Decrease in net assets in liquidation per limited partner unit   $     (5.62)
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

                                                                          Three Months
                                                                              Ended
                                                                          June 25, 2004*
                                                                          --------------
Cash flows from operating activities:

Net loss                                                                     $(365,093)
                                                                             ---------

Adjustments to reconcile net loss to net cash used in operating activities
Income from discontinued operations                                            (53,738)
Decrease (increase) in assets:
Prepaid expenses and other assets                                                6,946
Increase (decrease) in liabilities:
Due to selling partners                                                         85,371
Accounts payable, accrued expenses and other liabilities                      (173,161)
Due to general partners and affiliates                                         306,476
                                                                             ---------

  Total adjustments                                                            171,894
                                                                             ---------

Net cash used in operating activities                                         (193,199)
                                                                             ---------

Net decrease in cash and cash equivalents                                     (193,199)
Cash and cash equivalents at beginning of period                               860,978
                                                                             ---------
Cash and cash equivalents at end of period                                   $ 667,779
                                                                             =========

*  Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2005
                                   (Unaudited)

Note 1 - General

The consolidated financial statements for the three months ended June 25, 2005 and 2004 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and two subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its general partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of June 25, 2005, the Partnership has sold fifty-nine of its sixty-one original investments.

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

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the June 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,075,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,742,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled in accordance with the Partnership Agreement. The accompanying financial statements for the period ended June 25, 2004 are presented on the accrual basis of accounting.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been charged to the Partnership for the three months ended June 25, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report Form 10-K for the year ended March 25, 2005. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments and adjustments to present the liquidation basis of accounting) necessary to present fairly the consolidated statement of net assets in liquidation of the Partnership as of June 25, 2005, the consolidated statement of changes in net assets in liquidation for the three months ended June 25, 2005, the statements of operations for the three months ended June 25, 2004, and cash flows for the three months ended June 25, 2004.

Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. It is suggested that these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's March 25, 2005 Annual Report on Form 10-K.

Note 2 - Purchase Money Notes Payable

Nonrecourse Purchase Money Notes (the "Purchase Money Notes") were issued to the selling partners of the subsidiary partnerships as part of the purchase price, and are secured only by the Partnership's interest in the subsidiary partnerships to which the Purchase Money Note relates. On December 15, 2004, the Partnership entered into contracts to sell its Limited Partnership Interests in the remaining two subsidiary partnerships to an affiliate of the Local General Partner (See Note 4). In accordance with the liquidation basis of accounting, the Purchase Money Notes relating to these two subsidiary partnerships, totaling approximately $7,801,000 (including approximately $5,792,000 of interest) were written down to their estimated settlement value, resulting in a gain on liquidation of approximately $7,801,000.

There were no distributions made to the Partnership for the three months ended June 25, 2005 and 2004, and no payments of principal or interest were made on the Purchase Money Notes.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2005
                                   (Unaudited)

Note 3 - Related Party Transactions

The costs incurred to related parties from operations were as follows:

                                                          Three Months Ended
                                                                June 25,
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
Partnership management fees (a)                           $      0   $285,500
Expense reimbursement (b)                                   59,597     20,976
                                                          --------   --------
Total general and administrative-related parties          $ 59,597   $306,476
                                                          ========   ========

The costs  incurred to related  parties  from  discontinued  operations  were as follows:
                                                          Three Months Ended
                                                                June 25,
                                                          -------------------
                                                            2005       2004
                                                          --------   --------
 Local administrative fee                                 $      0   $  1,000
 Property management fees incurred to affiliates of the
   subsidiary partnerships' general partners                     0     24,608
                                                          --------   --------
 Total general and administrative-related parties         $      0   $ 25,608
                                                          ========   ========

(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $250,000 were accrued and unpaid as of June 25, 2005 and March 25, 2005. In accordance with the liquidation basis of accounting, partnership management fees owed to the General Partners were written down to their estimated settlement value during the quarter ended December 25, 2004, resulting in a gain on liquidation of approximately $4,800,000. Commencing with the quarter ended December 25, 2004, and throughout the liquidation of the Partnership the General Partners have waived any Partnership management fees to which they otherwise may have been, or will be, entitled under the Partnership's Agreement of Limited Partnership.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $125,000 and $66,000 were accrued and unpaid as of June 25, 2005 and March 25, 2005, respectively.

Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of June 25, 2005, the Partnership has disposed of fifty-nine of its sixty-one original investments. On December 15, 2004, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. There can be no assurance as to whether or when the sales will actually occur.

Information Regarding Dispositions
----------------------------------

On December 15, 2004, the Partnership entered into two purchase and sale agreements to sell its Limited Partnership Interest in Pebble Creek ("Pebble Creek") and Nu Elm Apartments ("Nu Elm") to an affiliate of the Local General Partner for purchase prices of $1,490,000 and $20, respectively. In order for the Local Partnerships to continue as operating entities after the sales occur, the contracts specify that the sales will be completed in two installments. The first installment is expected to take place during the Fiscal Year ending March 25, 2006, and the final installment is expected to take place during Fiscal Year ending March 25, 2007. The sales are contingent on the approval of the Department of Housing and Urban Development ("HUD"). No assurances can be given as to whether or when HUD will approve the sales.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2005
                                   (Unaudited)

Note 5 - Discontinued Operations:

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of June 25, 2005 and March 25, 2005, Pebble Creek and Nu Elm were classified as discontinued operations in the Consolidated Statements of Net Assets in Liquidation.

Consolidated Balance Sheets:

                                                               June 25,      March 25,
                                                                 2005          2005
                                                              -----------   -----------
                                                              (Unaudited)    (Audited)
 Assets

   Property and equipment                                     $ 1,058,484   $ 1,043,010
   Cash and cash equivalents                                      241,028       195,947
   Cash - restricted for tenants security deposits                 88,525        85,152
   Mortgage escrow deposits                                     2,125,664     2,211,932
   Other assets                                                    25,502        56,531
                                                              -----------   -----------
 Total assets                                                 $ 3,539,203   $ 3,592,572
                                                              ===========   ===========

 Liabilities

   Mortgage notes payable                                     $ 1,950,307   $ 1,987,373
   Accounts payable, accrued expenses and other liabilities        24,449        39,154
   Tenants' security deposits payable                              74,427        76,025
                                                              -----------   -----------
 Total liabilities                                            $ 2,049,183   $ 2,102,552
                                                              ===========   ===========
                                                                 Three Months Ended
                                                                       June 25,
                                                              -----------   -----------
                                                                 2005           2004
                                                              -----------   -----------
Rental income                                                 $         0   $   376,847
Other                                                                   0        40,364
                                                              -----------   -----------
Total revenue                                                           0       417,211
                                                              -----------   -----------

Total expenses                                                          0       362,925
                                                              -----------   -----------

Income before minority interest                                         0        54,286
Minority interest in income of subsidiaries from discontin-
   ued operations                                                       0          (548)
                                                              -----------   -----------

Total net income from discontinued operations                 $         0   $    53,738
                                                              ===========   ===========

Income - limited partners from discontinued operations        $         0   $    53,201
                                                              ===========   ===========

Number of BACs outstanding                                         12,074        12,074
                                                              ===========   ===========

Income discontinued operations per BAC                        $         0   $         4
                                                              ===========   ===========


Note 6 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issue financial statements should be termed a restatement. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 25, 2005
                                   (Unaudited)

In June 2005, the FASB issued Emerging Issues Task Force ("EITF") No. 04-5, determining whether a general partner, or the general partners as a group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or participating rights - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is effective after June 29, 2005. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated financial statements.

Note 7 - Commitments and Contingencies

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

c) The subsidiary partnerships have entered into management agreements which are with affiliates of the subsidiaries' general partners, which require annual fees of gross rental revenues. Such management fees amounted to $27,433 and $24,608 for the three months ended June 25, 2005 and 2004, respectively.

d)  Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of June 25, 2005, uninsured cash and cash equivalents approximated $484,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $250,000 were accrued and unpaid as of June 25, 2005 and March 25, 2005, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. In accordance with the liquidation basis of accounting, partnership management fees owed to the General Partners were written down to their estimated settlement value of $250,000 during the quarter ended December 25, 2004, resulting in a gain on liquidation of approximately $4,800,000. Commencing with the quarter ended December 25, 2004, and throughout the liquidation of the Partnership the General Partners have waived any partnership management fees to which they otherwise may have been, or will be, entitled under the Partnership's Agreement of Limited Partnership.

Short-Term
----------

As of June 30, 2005 the Partnership had a working capital of approximately $443,000.

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 4 to the financial statements.

There were no distributions made to the Partnership for the three months ended June 25, 2005 and 2004, respectively, and no payments of principal or interest were made on the Purchase Money Note.

Total expenses for the periods ended June 25, 2005 and 2004, excluding interest and general and administrative - related parties, totaled $0 and $33,870, respectively.

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, local general partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Accounts payable and other liabilities totaled $8,662 and 24,657, at June 25, 2005 and March 25, 2005, respectively.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit any significant distributions to investors after payment of all or a portion of the Purchase Money Notes. Therefore, investors should not expect that they will receive distributions sufficient to pay taxes incurred as a result of such sales.

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the June 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,075,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,390,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled in accordance with the Partnership Agreement. The accompanying financial statements for the period ended June 25, 2004 are presented on the accrual basis of accounting.

Long-Term
---------

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements which are included in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2005.

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

In accordance with FASB 144, "Accounting for the Impairment of Disposal of Long-Lived Assets", the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows).

No loss on impairment has been recorded for the three months ended June 25, 2005. Through June 25, 2005, the Partnership has recorded approximately $11,240,000 as a loss on impairment of assets.

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

c)  Method of Accounting

The accompanying financial statements for the periods ended June 25, 2005 and March 25, 2005 were prepared on the liquidation basis of accounting, and for period ended June 25, 2004, on the accrual basis of accounting.

d)  Discontinued Operations

In accordance with FASB 144, the results of discontinued operations are reported as a separate component of income before extraordinary items on the Consolidated Statements of Operations. Discontinued operations include the results of operations and any gain or loss recognized for Local Partnerships that have been disposed of or are held for sale. A gain or loss recognized on the disposal is disclosed in the notes to the financial statements. Adjustments to amounts previously reported in operations that are directly related to the disposal of a Local Partnership are reclassified in the current period as discontinued operations for comparability purposes. Assets and liabilities of a Local Partnership that are classified as held for sale are presented separately in the asset and liability sections, respectively, of the Consolidated Balance Sheets.

Results of Operations
---------------------

The  General   Partners  are  currently  in  the  process  of  liquidating   the
Partnership. Therefore, all operations have been discontinued.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Pebble Creek's mortgage note is payable in aggregate monthly installments of approximately $10,000, including principal and interest at a rate of 6.75% per annum, through July 2012. The subsidiary partnership's mortgage note payable is collateralized by the land and buildings of the respective subsidiary partnership, the assignment of certain subsidiary partnership's rents and leases and is without further recourse. Under the terms of regulatory agreements with the Secretary of HUD, the subsidiary partnerships paid only that portion of the monthly payments that would be required if the interest rate was 1% per annum; the balance was subsidized under Section 236 of the National Housing Act. In accordance with the liquidation basis of accounting, the Nu Elm mortgage note payable, totaling approximately $476,000, was written down to its estimated settlement value, resulting in a gain on liquidation of approximately $476,000. The Partnership currently discloses in Item 8, Note 3 to the financial statements in the Partnership's Annual Report on Form 10-K for the year ended March 25, 2005, the fair value of the mortgage notes payable.

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

Date:  August 3, 2005

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

Date:  August 3, 2005

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

Date:  August 3, 2005

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

Date:  August 3, 2005

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

Date:  August 3, 2005

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

Date:  August 3, 2005

                                               By: /s/ Glenn F. Hopps
                                                   ------------------
                                                   Glenn F. Hopps,
                                                   Treasurer
                                                   (Chief Accounting Officer)

                                                                    Exhibit 31.1

                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)

I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 25, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f)) for the Partnership and have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles; and

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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

         Date: August 3, 2005
               --------------
                                               By:  /s/ Alan P. Hirmes
                                                    ------------------
                                                    Alan P. Hirmes
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)

In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending June 25, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

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

By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     August 3, 2005