Form 10-Q
period 2005-09-25
CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
filed 2005-10-26
CIK 748847

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 2005



                                       OR



[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934




                         COMMISSION FILE NUMBER 0-13782


               CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)




          Massachusetts                                          13-3228969
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                         PART I - Financial Information

Item 1. Financial Statements

      CAMBRIDGE ADVANTAGED PROPERTIES LIMITED PARTNERSHIP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION



                                                                                    September 25,    March 25,
                                                                                        2005           2005
                                                                                    -------------   ----------
                                                                                     (Unaudited)     (Audited)

                                     ASSETS
Operating assets
  Cash and cash equivalents                                                           $  434,146     $  460,403
  Other assets                                                                           272,757        287,791
                                                                                      ----------     ----------
Total operating assets                                                                   706,903        748,194
                                                                                      ----------     ----------

Assets from discontinued operations (Note 5)
   Property and equipment held for sale, net of accumulated depreciation               1,583,573      1,043,010
   Net assets held for sale                                                            2,049,330      2,549,562
                                                                                      ----------     ----------
  Total assets from discontinued operations                                            3,632,903      3,592,572
                                                                                      ----------     ----------

Total assets                                                                           4,339,806      4,340,766
                                                                                      ----------     ----------

                    LIABILITIES AND NET ASSETS IN LIQUIDATION

Operating liabilities
  Accounts payable, accrued expenses and other liabilities                                16,823         24,657
  Due to general partners and affiliates (Note 3)                                        403,816        315,550
                                                                                      ----------     ----------
Total operating liabilities                                                              420,639        340,207
                                                                                      ----------     ----------

Liabilities from discontinued operations (including minority interest)(Note 5)
  Mortgage notes payable of assets held for sale                                       1,913,241      1,987,373
  Net liabilities held for sale                                                          229,642        115,179
                                                                                      ----------     ----------
Total liabilities from discontinued operations                                         2,142,883      2,102,552
                                                                                      ----------     ----------

Total liabilities                                                                     2,563,522      2,442,759
                                                                                      ----------     ----------

Commitments and contingencies (Note 7)

Net assets in liquidation                                                             $1,776,284     $1,898,007
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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months    Six Months
                                                                                       Ended          Ended
                                                                                   September 25,  September 25,
                                                                                       2004*          2004*
                                                                                   -------------  -------------
Operations:

Revenues:
  Other                                                                              $   6,983      $  13,869
                                                                                     ---------      ---------

Expenses
  Administrative and management                                                          5,553         39,423
  Administrative and management- related parties (Note 3)                              311,594        618,070
  Interest                                                                              90,784        176,155
                                                                                     ---------      ---------
Total expenses                                                                         407,931        883,648
                                                                                     ---------      ---------

Loss from operations                                                                  (400,948)      (819,779)

Discontinued operations:
  Net income from discontinued operations (including minority interest) (Note 5)       114,963        168,701
                                                                                     ---------      ---------
Net loss                                                                             $(285,985)     $(651,078)
                                                                                     =========      =========

Limited Partners Share:
Loss from operations                                                                 $(396,938)     $(811,581)
Income from discontinued operations (including minority interest)                      113,813        167,014
                                                                                     ---------      ---------

Net loss                                                                             $(283,125)     $(644,567)
                                                                                     =========      =========

Number of units outstanding                                                             12,074         12,074
                                                                                     =========      =========

Loss from operations per limited partner unit                                        $     (33)     $     (67)
Income from discontinued operations (including minority interest) per limited
  partner unit                                                                              10             14
                                                                                     ---------      ---------
Net loss per limited partner unit                                                    $     (23)     $     (53)
                                                                                     =========      =========


* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CHANGES
                          IN NET ASSETS IN LIQUIDATION
                                   (Unaudited)


                                                                  Three Months      Six Months
                                                                      Ended           Ended
                                                                  September 25,    September 25,
                                                                      2005             2005
                                                                  -------------    -------------
Liquidating activities:

Increases (decreases) in net assets in liquidation

  Interest earned on cash and cash equivalents                     $     8,062      $    15,846
  Administrative and management costs                                  (30,452)         (47,241)
  Administrative and management costs-related parties (Note 3)         (30,731)         (90,328)
                                                                   -----------      -----------

Decrease in net assets in liquidation                                  (53,121)        (121,723)

Net assets in liquidation at beginning of period                     1,829,405        1,898,007
                                                                   -----------      -----------

Net assets in liquidation at September 25, 2005                    $ 1,776,284      $ 1,776,284
                                                                   ===========      ===========

Limited Partners Share:

Decrease in net assets in liquidation per limited partner unit     $   (52,590)     $  (120,506)
                                                                   ===========      ===========

Number of units outstanding                                             12,074           12,074
                                                                   ===========      ===========

Decrease in net assets in liquidation per limited partner unit     $        (4)     $       (10)
                                                                   ===========      ===========


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      DECREASE IN CASH AND CASH EQUIVALENTS
                                   (Unaudited)


                                                                                    Six Months
                                                                                       Ended
                                                                                   September 25,
                                                                                       2004
                                                                                   -------------
Cash flows from operating activities:
Net loss                                                                            $  (651,078)
                                                                                    -----------

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation                                                                            111,629
Minority interest in income of subsidiaries                                               1,721
Decrease in cash-restricted for tenants' security deposits                              107,883
Decrease in mortgage escrow deposits                                                     65,043
Increase in prepaid expenses and other assets                                           (11,067)
Increase in due to selling partners                                                     176,155
Decrease in accounts payable, accrued expenses and other liabilities                    (60,136)
Increase in tenants' security deposits payable                                              236
Increase in due to general partners and their affiliates                                618,070
                                                                                    -----------
Total adjustments
                                                                                      1,009,534
                                                                                    -----------

Net cash provided by operating activities                                               358,456
                                                                                    -----------


Cash flows from investing activities:
Acquisitions of property and equipment                                                  (70,531)
Increase in mortgage escrow deposits                                                   (226,908)
                                                                                    -----------

Net cash used in investing activities                                                  (297,439)
                                                                                    -----------


Cash flows from financing activities:
Principal payments of mortgage notes payable                                            (92,621)
Decrease in capitalization of minority interest                                         (26,076)
                                                                                    -----------

Net cash used in financing activities                                                  (118,697)
                                                                                    -----------


Net decrease in cash and cash equivalents                                               (57,680)
Cash and cash equivalents - beginning of period                                         864,630
                                                                                    -----------
Cash and cash equivalents - end of period                                           $   806,950
                                                                                    ===========


          See accompanying notes to consolidated financial statements.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2005
                                   (Unaudited)



Note 1 - General

The consolidated financial statements for the six months ended September 25, 2005 and 2004 include the accounts of Cambridge Advantaged Properties Limited Partnership (the "Partnership") and two subsidiary partnerships, respectively ("subsidiaries," "subsidiary partnerships" or "Local Partnerships"). The Partnership is a limited partner, with an ownership interest of 98.99% in each of the subsidiary partnerships. Through the rights of the Partnership and/or an affiliate of one of its general partners (a "General Partner"), which affiliate has a contractual obligation to act on behalf of the Partnership, to remove the general partner of the subsidiary partnerships (the "Local General Partner") and to approve certain major operating and financial decisions, the Partnership has a controlling financial interest in the subsidiary partnerships. As of September 25, 2005, the Partnership has sold fifty-nine of its sixty-one original investments.

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

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the September 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,340,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,564,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled in accordance with the Partnership Agreement. The accompanying financial statements for the period ended September 25, 2004 are presented on the accrual basis of accounting.

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

Losses attributable to minority interests which exceed the minority interests' investment in a subsidiary have been charged to the Partnership. No such losses have been charged to the Partnership for the three and six months ended September 25, 2005 and 2004, respectively. The Partnership's investment in each subsidiary is equal to the respective subsidiary's partners' equity less minority interest capital, if any. In consolidation, all subsidiary partnership losses are included in the Partnership's capital account except for losses allocated to minority interest capital.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Partnership's Annual Report Form 10-K for the year ended March 25, 2005. In the opinion of the General Partners, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments and adjustments to present the liquidation basis of accounting) necessary to present fairly the consolidated statement of net assets in liquidation of the Partnership as of September 25, 2005, the consolidated statement of changes in net assets in liquidation for the three and six months ended September 25, 2005, the statements of operations for the three and six months ended September 25, 2004 and cash flows for the six months ended September 25, 2004.

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

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2005
                                   (Unaudited)



There were no distributions made to the Partnership for the six months ended September 25, 2005 and 2004, and no payments of principal or interest were made on the Purchase Money Notes.


Note 3 - Related Party Transactions

The costs incurred to related parties were as follows:


                                                       Three Months Ended         Six Months Ended
                                                          September 25,             September 25,
                                                     ---------------------     ---------------------
                                                       2005         2004         2005         2004
                                                     --------     --------     --------     --------
Partnership management fees (a)                      $      0     $285,500     $      0     $571,000
Expense reimbursement (b)                              30,731       26,094       90,328       47,070
                                                     --------     --------     --------     --------
Total general and administrative-related parties     $ 30,731     $311,594     $ 90,328     $618,070
                                                     ========     ========     ========     ========


The costs incurred to related parties from discontinued operations were as follows:


                                                       Three Months Ended        Six Months Ended
                                                          September 25,            September 25,
                                                       -------------------     -------------------
                                                         2005        2004        2005        2004
                                                       -------     -------     -------     -------
Local administrative fee                               $     0     $   313     $     0     $   625
Property management fees incurred to affiliates
  of the subsidiary partnerships' general partners           0      24,607           0      49,215
                                                       -------     -------     -------     -------
Total general and administrative-related parties       $     0     $24,920     $     0     $49,840
                                                       =======     =======     =======     =======


(a) After all other expenses of the Partnership are paid, an annual partnership management fee of up to .5% of invested assets is payable to the Partnership's General Partners and affiliates. Partnership management fees owed to the General Partners amounting to approximately $250,000 were accrued and unpaid as of September 25, 2005 and March 25, 2005. In accordance with the liquidation basis of accounting, partnership management fees owed to the General Partners were written down to their estimated settlement value during the quarter ended December 25, 2004, resulting in a gain on liquidation of approximately $4,800,000. Commencing with the quarter ended December 25, 2004, and throughout the liquidation of the Partnership the General Partners have waived any Partnership management fees to which they otherwise may have been, or will be, entitled under the Partnership's Agreement of Limited Partnership.

(b) The Partnership reimburses the General Partners and their affiliates for actual Partnership operating expenses incurred by the General Partners and their affiliates on the Partnership's behalf. The amount of reimbursement from the Partnership is limited by the provisions of the partnership agreement. Expense reimbursements owed to the General Partners amounting to approximately $156,000 and $66,000 were accrued and unpaid as of September 25, 2005 and March 25, 2005, respectively.


Note 4 - Sale of Properties

General
-------

The Partnership is currently in the process of disposing of its investments. As of September 25, 2005, the Partnership has disposed of fifty-nine of its sixty-one original investments. On December 15, 2004, the Partnership entered into contracts to sell the Limited Partnership Interest in its remaining two subsidiary partnerships. There can be no assurance as to whether or when the sales will actually occur.

Information Regarding Dispositions
----------------------------------

On December 15, 2004, the Partnership entered into two purchase and sale agreements to sell its Limited Partnership Interest in Pebble Creek ("Pebble Creek") and Nu Elm Apartments ("Nu Elm") to an affiliate of the Local General Partner for purchase prices of $1,490,000 and $20, respectively. In order for the Local Partnerships to continue as operating entities after the sales occur, the contracts specify that the sales will be completed in two installments. The first installment is expected to take place during the Fiscal Year ending March 25, 2006, and the final installment is expected to take place during the Fiscal Year ending March 25, 2007. The sales are contingent on the approval of the Department of Housing and Urban Development ("HUD"). No assurances can be given as to whether or when HUD will approve the sales.

                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2005
                                   (Unaudited)



Note 5 - Discontinued Operations:

The following table summarizes the financial position of the Local Partnerships that are classified as discontinued operations because the respective Local Partnerships were classified as assets held for sale. As of September 25, 2005 and March 25, 2005, Pebble Creek and Nu Elm were classified as discontinued operations in the Consolidated Statements of Net Assets in Liquidation.

Consolidated Balance Sheets:


                                                              September 25,    March 25,
                                                                  2005           2005
                                                              ------------    ----------
                                                               (Unaudited)     (Audited)
 Assets
  Property and equipment                                       $1,583,573     $1,043,010
  Cash and cash equivalents                                        99,127        195,947
  Cash - restricted for tenants security deposits                  79,745         85,152
  Mortgage escrow deposits                                      1,731,520      2,211,932
  Other assets                                                    138,938         56,531
                                                               ----------     ----------
Total assets                                                   $3,632,903     $3,592,572
                                                               ==========     ==========

Liabilities
  Mortgage notes payable                                       $1,913,241     $1,987,373
  Accounts payable, accrued expenses and other liabilities        155,704         39,154
  Tenants' security deposits payable                               73,938         76,025
                                                               ----------     ----------
Total liabilities                                              $2,142,883     $2,102,552
                                                               ==========     ==========


Consolidated Statements of Discontinued Operations:


                                                           Three Months Ended            Six Months Ended
                                                              September 25,                September 25,
                                                        -----------------------      -----------------------
                                                           2005          2004           2005          2004
                                                        ---------     ---------      ---------     ---------
Revenue
Rental income                                           $       0     $ 376,204      $       0     $ 753,051
Other                                                           0        36,738              0        77,102
                                                        ---------     ---------      ---------     ---------

Total revenue                                                   0       412,942              0       830,153
                                                        ---------     ---------      ---------     ---------

Expenses
Administrative and management                                   0        34,780              0        73,605
Administrative and management-related parties (Note 3)          0        24,920              0        49,840
Operating                                                       0        69,177              0       143,971
Repairs and maintenance                                         0        44,453              0       143,711
Taxes and insurance                                             0        66,133              0       136,975
Depreciation                                                    0        57,343              0       111,629
                                                        ---------     ---------      ---------     ---------

Total expenses                                                  0       296,806              0       659,731
                                                        ---------     ---------      ---------     ---------

Income before minority interest                                 0       116,136              0       170,422
Minority interest in income of subsidiaries from
  discontinued operations                                       0        (1,173)             0        (1,721)
                                                        ---------     ---------      ---------     ---------

Total net income from discontinued operations           $       0     $ 114,963      $       0     $ 168,701
                                                        =========     =========      =========     =========

Income - limited partners from discontinued
  operations                                            $       0     $ 113,813      $       0     $ 167,014
                                                        =========     =========      =========     =========

Number of BACs outstanding                                 12,074        12,074         12,074        12,074
                                                        =========     =========      =========     =========

Income discontinued operations per BAC                  $       0     $      10      $       0     $      14
                                                        =========     =========      =========     =========


                         CAMBRIDGE ADVANTAGED PROPERTIES
                      LIMITED PARTNERSHIP AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 25, 2005
                                   (Unaudited)



Cash flows from Discontinued Operations:


                                                                    Six Months
                                                                       Ended
                                                                   September 25,
                                                                       2004
                                                                   -------------
Net cash provided by operating activities                            $ 567,035
                                                                     ---------
Net cash used in investing activities                                 (297,439)
                                                                     ---------
Net cash used in financing activities                                $(118,697)
                                                                     ---------


During the six months ended September 25, 2005 one Local Partnership purchased fixed assets of approximately $510,000. These purchases were made primarily using funds from the replacement reserve account.


Note 6 - Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections ("FAS 154"). FAS 154 replaces APB Opinion No. 20, Accounting Changes and FAS No. 3, Reporting Accounting Changes in Interim Financial Statements. FAS 154 requires that a voluntary change in an accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and corrections of errors in previously issue financial statements should be termed a restatement. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership does not expect the adoption of FAS 154 to have a material impact on the Partnership's consolidated financial statements.

In June 2005,  the FASB issued  Emerging  Issues Task Force  ("EITF")  No. 04-5,
Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF No. 04-5 replaces counterpart requirements in SOP 78-9, which provides guidance on accounting for investments in real-estate ventures and limited partnerships. Under EITF No. 04-5, the general partner's control would be overcome if the limited partners have either "kick-out rights" - the right to dissolve or liquidate the partnership or otherwise remove the general partner "without cause" or "participating rights" - the right to effectively participate in significant decisions made in the ordinary course of the partnership's business. The kick-out rights and the participating rights must be substantive in order to overcome the general partner's control. EITF 04-5 is now effective. The Partnership does not expect the adoption of EITF 04-5 to have a material effect on the consolidated financial statements.

Note 7 - Commitments and Contingencies

a) The Partnership is subject to the risks incident to potential losses arising from the management and ownership of improved real estate. Due to the sale of properties, the portfolio is not diversified by the location of the properties around the United States. The Partnership has two remaining properties and therefore the Partnership may not be protected against a general downturn in the national economy. There are also substantial risks associated with owning properties receiving government assistance, for example the possibility that Congress may not appropriate funds to enable HUD to make rental assistance payments. HUD also restricts annual cash distributions to partners based on operating results and a percentage of the owner's equity contribution. The Partnership cannot sell or substantially liquidate its investments in subsidiary partnerships during the period that the subsidy agreements are in existence, without HUD's approval. Furthermore, there may not be market demand for apartments at full market rents when the rental assistance contracts expire.

b) The subsidiary partnerships have entered into management agreements which are with affiliates of the subsidiaries' general partners, which require annual fees based upon a percentage of gross rental revenues. Such management fees amounted to $27,453 and $24,607 and $54,886 and $49,215 for the three and six months ended September 25, 2005 and 2004, respectively.

c) Uninsured Cash and Cash Equivalents

The Partnership maintains its cash and cash equivalents in various banks. Accounts at each bank are guaranteed by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of September 25, 2005, uninsured cash and cash equivalents approximated $404,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------

The Partnership's primary sources of funds are the cash distributions from operations of the Local Partnerships in which the Partnership has invested and net proceeds from sales. These sources are available to meet obligations of the Partnership. However, the cash distributions received from the Local Partnerships to date have not been sufficient to meet all such obligations of the Partnership. Accordingly, certain fees and expense reimbursements owed to the General Partners amounting to approximately $250,000 were accrued and unpaid as of September 25, 2005 and March 25, 2005, respectively. Without the General Partners' continued allowance of accrual with partial payment of the partnership management fees, the Partnership will not be in a position to meet its obligations. In accordance with the liquidation basis of accounting, partnership management fees owed to the General Partners were written down to their estimated settlement value of $250,000 during the quarter ended December 25, 2004, resulting in a gain on liquidation of approximately $4,800,000. Commencing with the quarter ended December 25, 2004, and throughout the liquidation of the Partnership the General Partners have waived any partnership management fees to which they otherwise may have been, or will be, entitled under the Partnership's Agreement of Limited Partnership.

Short-Term
----------

As of September 25, 2005, the Partnership has a working capital of approximately $434,000.

For a discussion of Purchase Money Notes Payable, see Note 2 to the financial statements.

For a discussion of the sale of properties in which the Partnership owns direct and indirect interests, see Note 4 to the financial statements.

There were no distributions made to the Partnership for the six months ended September 25, 2005 and 2004, respectively, and no payments of principal or interest were made on the Purchase Money Note.

Total expenses for the three and six months ended September 25, 2005 and 2004, excluding interest and general and administrative - related parties, totaled $0 and $5,563 and $0 and $39,423, respectively.

Accounts payable are short term liabilities which are expected to be paid from operating cash flows, working capital balances at the Local Partnership level, Local General Partner advances and in certain circumstances advances from the Partnership. The Partnership believes it (and the applicable Local Partnerships) has sufficient liquidity and ability to generate cash and to meet existing and known or reasonably likely future cash requirements over both the short and long term. Accounts payable and other liabilities totaled $16,823 and $24,657, at September 25, 2005 and March 25, 2005, respectively.

Even though sales have resulted in net gains for tax purposes, the net sales proceeds have not been sufficient to permit any significant distributions to investors after payment of all or a portion of the Purchase Money Notes. Therefore, investors should not expect that they will receive distributions sufficient to pay taxes incurred as a result of such sales.

On December 15, 2004, the Partnership entered into contracts to sell its remaining two limited partnership interests. Upon the closing of these contracts, the General Partners will commence the process of liquidating the Partnership. To fairly present the financial position of the Partnership, management has prepared the September 25, 2005 financial statements using the liquidation basis of accounting. The remaining assets were written down to their estimated net realizable value of approximately $4,340,000, and the remaining liabilities were written down to their estimated net settlement value of approximately $2,564,000. Management plans to distribute the remaining assets, if any, after all remaining expenses and accrued expenses have been settled in accordance with the Partnership Agreement. The accompanying financial statements for the period ended September 25, 2004 are presented on the accrual basis of accounting.

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

A loss on impairment of assets is recorded when management estimates amounts recoverable through future operations and sale of the property on an undiscounted basis are below depreciated cost. At that time property investments themselves are reduced to estimated fair value (generally using discounted cash flows). No loss on impairment has been recorded for the six months ended September 25, 2005. Through September 25, 2005, the Partnership has recorded approximately $11,240,000 as a loss on impairment of assets.

b)  Income Taxes

No provision has been made for income taxes in the accompanying consolidated financial statements since such taxes, if any, are the responsibility of the individual partners. For income tax purposes, the Partnership has a fiscal year ending December 31.

c)  Method of Accounting

The accompanying financial statements for the periods ended September 25, 2005 and March 25, 2005 were prepared on the liquidation basis of accounting, and for three and six months ended September 25, 2004, on the accrual basis of accounting.

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

Date:  October 26, 2005

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

Date:  October 26, 2005

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

Date:  October 26, 2005

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

Date:  October 26, 2005

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

Date:  October 26, 2005

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

Date:  October 26, 2005

                                                By: /s/ Glenn F. Hopps
                                                    ------------------
                                                    Glenn F. Hopps,
                                                    Treasurer
                                                    (Chief Accounting Officer)

                                                                    Exhibit 31.1


                             CERTIFICATION PURSUANT
                       TO RULE 13a-14(a) OR RULE 15d-14(a)


I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, General Partners of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 25, 2005 of the Partnership;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

         c) evaluated the effectiveness of the Partnership's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this quarterly report any change in the Partnership's internal control over financial reporting that occurred during the Partnership's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Partnership's internal control over financial reporting; and

     5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the Partnership's auditors and to the boards of directors of the General Partners:

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



         Date: October 26, 2005
               ----------------
                                                By:  /s/ Alan P. Hirmes
                                                     ------------------
                                                     Alan P. Hirmes
                                                     Chief Executive Officer and
                                                     Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                      RULE 13a-14(b) OR RULE 15d-14(b) AND
                                  SECTION 1350
                        OF TITLE 18 OF THE UNITED STATES
                              CODE (18 U.S.C. 1350)


In connection with the Quarterly Report of Cambridge Advantaged Properties Limited Partnership (the "Partnership") on Form 10-Q for the period ending September 25, 2005 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Executive Officer and Chief Financial Officer of Related Beta Corporation (general partner of each of the Partnership and Cambridge and Related Associates, general partner of the Partnership) and Assisted Housing Associates, Inc. (general partner of the Partnership), certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Executive Officer and
     Chief Financial Officer
     October 26, 2005